Form 10-K
period 1993-12-31
INLAND STEEL CO
filed 1994-03-30
CIK 50548

                                                                            1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-2438

                              INLAND STEEL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                        36-1262880
          (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
  30 WEST MONROE STREET, CHICAGO, ILLINOIS                          60603
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 346-0300

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                              ON WHICH REGISTERED
- --------------------------------------------     --------------------------------------------
FIRST MORTGAGE BONDS:
  SERIES R, 7.90% DUE JANUARY 15, 2007           NEW YORK STOCK EXCHANGE, INC.
  SERIES T, 12% DUE DECEMBER 1, 1998                                  --

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X . NO  .

     THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 15, 1994 WAS 980, ALL OF WHICH SHARES WERE OWNED BY
INLAND STEEL INDUSTRIES, INC.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Inland Steel Company (the "Company"), a Delaware corporation and a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"), is a fully integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain steel-finishing joint ventures.

     The Company has a single business segment, which is comprised of the operating companies and divisions involved in the manufacturing of basic steel products and in related raw materials operations.

OPERATIONS

  General
     The Company is directly engaged in the production and sale of steel and related products and the transportation of iron ore, limestone and certain other commodities (primarily for its own use) on the Great Lakes. Certain subsidiaries and associated companies of the Company are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and two steel galvanizing lines. All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel products.

     In August 1988, the Company realigned its operations into two divisions -- the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The purpose of the realignment was to allow management to better focus on the distinctive competitive factors and customer requirements in the markets for the products manufactured by each division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and plate and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry. The Bar division closed its 28-inch structural mill in early 1991, completing the Company's withdrawal from the structural steel manufacturing business.

     The Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of the Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that began shipping commercial product in 1990 and reached its design capability in 1992. I/N Kote, owned equally by wholly owned subsidiaries of the Company and NSC (indirect in the case of NSC), operates two galvanizing lines which began start-up production in late 1991, became fully operational in the third quarter of 1992, and were operating near design capacity by August 1993. The Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

  Raw Steel Production and Mill Shipments
     The following table shows, for the five years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                                RAW STEEL PRODUCTION INLAND STEEL
                                                                ---------------------------------
                                                                                  INLAND STEEL
                                                                INLAND STEEL    COMPANY AS A % OF
                                                                  COMPANY          U.S. STEEL
                                                                (000 TONS*)         INDUSTRY
                                                                ------------    -----------------
    1993.....................................................       5,003              5.2%**
    1992.....................................................       4,740              5.2
    1991.....................................................       4,677              5.3
    1990.....................................................       5,339              5.5
    1989.....................................................       5,550              5.7

- ---------------
 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company was reduced to 6.0 million net tons from 6.5 million net tons effective September 1, 1991, as the Company ceased making ingots. The basic oxygen process accounted for 94% of raw steel production of the Company in 1993 and 1992. The remainder of such production was accounted for by electric furnaces.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1989 through 1993 was 4.8 million tons in 1993; 4.3 million tons in 1992; 4.2 million tons in 1991; 4.7 million tons in 1990; and 4.9 million tons in 1989. In 1993, sheet, strip, plate and certain related semi-finished products accounted for 88% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 12%.

     In 1993 and 1992, approximately 93% of the shipments of the Flat Products division and 92% of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 75% of the shipments of the Flat Products division and 83% of the shipments of the Bar division in 1993 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 72% and 83% in 1992. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     According to data from the American Iron and Steel Institute, steel imports to the United States in 1993 totaled an estimated 19.5 million tons, compared with 17.1 million tons imported in 1992. Steel imports constituted approximately 18.8% of apparent domestic supply in 1993, compared with approximately 17.9% of apparent domestic supply in 1992. During 1984, the peak year for steel imports into the U.S., such imports accounted for 26.4% of apparent domestic supply. In addition to the importation of steel mill products, the U.S. steel industry has faced indirect imports of steel. Data from the American Iron and Steel Institute show that imports of steel contained in manufactured goods exceeded exports by an estimated 16 million tons in 1993.

     Many foreign steel producers are owned, controlled or subsidized by their governments. In 1992, Industries and certain domestic steel producers filed unfair trade petitions against foreign producers of certain bar, rod and flat-rolled products. During 1993, the International Trade Commission ("ITC") upheld final subsidy and dumping margins on essentially all of the bar and rod products and about half of the flat-rolled products, in each case based on the tonnage of the products against which claims were brought. Industries and certain domestic producers have filed formal appeals of the adverse ITC decisions in the U.S. Court of International Trade or similar jurisdiction bodies, and foreign producers have appealed certain of the findings against them. These appeals are pending and decisions are not expected before September 1994 in the bar and rod product cases, and mid-1995 in the flat-rolled product cases. It is not certain how the ITC actions and the appeals will impact imports of steel products into the United States or the price of such steel products.

     On December 15, 1993, President Clinton notified the U.S. Congress of his intent to enter into agreements resulting from the Uruguay Round of multilateral trade negotiations under the General Agreement on Tariffs and Trade. The key provisions applicable to domestic steel producers include an agreement to eliminate steel tariffs in major industrial markets, including the United States, over a period of 10 years commencing July 1995, and agreements regarding various subsidy and dumping practices as well as dispute settlement procedures. Legislation must be enacted in order to implement the Uruguay Round agreements. Until that process is completed, it will not be possible to assess the extent to which existing U.S. laws against unfair trade practices may be weakened.

     Primarily as a result of the influx of foreign steel imports and the depressed demand for domestic steel products that began in the early 1980s, certain facilities at the Indiana Harbor Works were permanently closed during the second half of the 1980s and the early 1990s and others were shut down for temporary periods. The 28-inch structural mill was closed in early 1991, reflecting a decision to withdraw from the structural steel markets. In late 1991 the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were closed either as part of a program to permanently reduce costs through the closure of uneconomic facilities or for environmental reasons. Provisions with respect to the shut-down of the structural mill were taken in 1987. Provisions for estimated costs incurred in connection with the closure of the mold foundry, No. 8 Coke Oven

Battery, and selected other facilities were made in 1991. Included in such provisions were costs associated with Inland Steel Company's closure of its No. 11 Coke Oven Battery in June 1992. All remaining coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.)

     For the five years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. The table confirms that a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 70% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                                   PERCENTAGE OF TOTAL TONNAGE
                                                                        OF STEEL SHIPMENTS
                                                               ------------------------------------
                                                               1993    1992    1991    1990    1989
                                                               ----    ----    ----    ----    ----
    Steel Service Centers:
      Affiliates............................................     9 %     7 %     8 %     8 %     9 %
      Non-Affiliates........................................    21      22      24      20      20
                                                               ----    ----    ----    ----    ----
                                                                30      29      32      28      29
    Automotive..............................................    37      28      25      26      27
    Appliance...............................................     9       9       8       7       7
    Industrial, Electrical and Farm Machinery...............     4       8       9       9      10
    Construction and Contractors' Products..................     3       3       4       8      10
    Steel Converters/Processors.............................    10      18      12      15      11
    Other...................................................     7       5      10       7       6
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ----    ----    ----    ----    ----
                                                               ----    ----    ----    ----    ----

     The increase in 1993 of sales to the automotive market and the decline in sales to the steel converters/processors market are indicative of the Company's efforts to maximize its sales of value-added and higher margin products.

     Some value-added steel processing operations that the Company does not have the capability to perform are performed by outside processors prior to shipment of certain products to the Company's customers. In 1993, approximately 16% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 64% of the total tonnage of shipments by the Company during 1993 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 15% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1993.

     Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago; Southfield, Michigan; St. Louis; and Nashville, Tennessee. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

     See "Product Classes" below for information relating to the percentage of consolidated net sales accounted for by certain classes of similar products of integrated steel operations.

  Raw Materials

     The Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of the Company have varying interests -- the Empire Mine in Michigan, the Minorca Mine in Minnesota and the Wabush Mine in Labrador and Quebec, Canada. In recent years the Company has closed or terminated certain less cost-efficient iron ore mining operations. See "Properties Relating to Integrated Steel Segment -- Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

     The following table shows (1) the iron ore pellets available to the Company, as of December 31, 1993, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1993 and 1992 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1993 and 1992.

                                                                 IRON ORE
                                                           TONNAGES IN THOUSANDS              % OF
                                                          (GROSS TONS OF PELLETS)         REQUIREMENTS(1)
                                                     ---------------------------------    ------------
                                                     AVAILABLE AS OF      PRODUCTION
                                                      DECEMBER 31,      --------------
                                                         1993(2)        1993     1992     1993    1992
                                                     ---------------    -----    -----    ----    ----
     INLAND STEEL MINING COMPANY PROPERTY
       Minorca -- Virginia, MN....................        68,000        2,577    2,265     41%     38 %
     IRON ORE VENTURES AND LONG-TERM PURCHASE
       CONTRACTS
       Empire (40% owned) -- Palmer, MI;
       Wabush (13.75% owned) -- Wabush, Labrador
          and Pointe Noire, Quebec, Canada........       116,000        3,513    3,804     55      63
                                                     ---------------    -----    -----    ----    ----
            Total Iron Ore........................       184,000        6,090    6,069     96%    101 %
                                                     ---------------    -----    -----    ----    ----
                                                     ---------------    -----    -----    ----    ----

- ---------------
(1) Production in excess of requirements was sold or added to stockpile. Production below requirements was purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of the Company's coal requirements are satisfied from independent sources, with a portion of such requirements being met under two significant purchase contracts. The first such contract, extending through year-end 1994, requires the Company to purchase (subject to force majeure provisions) a total of 1,270,000 tons of metallurgical and/or steam coal during the term of the contract at prices (intended to approximate market) determined with respect to certain cost factors. The contract requires the parties to enter into good-faith negotiations regarding extension of the arrangement at mutually agreeable terms and conditions prior to the end of the term. The term of the contract is likely to be extended covering solely steam coal, due to the shut-down of the Company's coke batteries. During 1993, the Company purchased 15% of its coal requirements under such contract, representing 8% of its metallurgical coal requirements and 33% of its steam coal requirements.

     A second coal purchase contract extends through year-end 1995. Such contract covers substantially all of the coal needs of the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. The contract requires the Company to purchase (subject to force majeure provisions) 95% of the requirements of PCI Associates (100% in 1993) of injection-quality coal through the term of the contract (currently estimated to be 1,520,000 tons) at prices determined by annual good-faith negotiations between the parties. The term of the agreement may be extended by mutual agreement of the parties. During 1993, the Company purchased 5% of its total coal requirements under such contract, representing 100% of its injection coal requirements. The balance of the Company's coal requirements was purchased from domestic sources under short-term purchase contracts and from other sources.

     In December 1993, the last of the Company's coke-making facilities was permanently shut down. The Company entered into a long-term purchase contract extending through July 1999 which required the Company to purchase approximately 800,000 tons of coke on an annualized basis through July 1993, and requires the Company to purchase 1,400,000 tons of coke on an annualized basis thereafter through the term of the contract at prices negotiated annually based on certain market determinants. The purchase requirement is subject to force majeure provisions. The term of the contract may be extended by mutual agreement of the parties. During 1993, the Company satisfied 46% of its total coke needs under such arrangement. The remainder of its purchased coke requirements was obtained through contracts with independent domestic sources.

     The Company's Michigan limestone and dolomite properties were sold in September 1990. As part of such sale, the Company entered into a requirements contract (subject to force majeure provisions) with the buyer of the properties to purchase in each of the first five years of the contract term, beginning in 1992, the greater of its annual limestone needs or one million gross tons, with certain exceptions, and its annual limestone needs, with certain exceptions, for the remaining six years of the agreement. Prices (intended to approximate market) are determined with respect to certain cost factors.

     Approximately 75% of the iron ore pellets and virtually all of the limestone received by the Company at its Indiana Harbor Works in 1993 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 26% of the Company's coal requirements were transported in its hopper cars by unit train in 1993. The remainder of the Company's coal requirements was transported in independent carrier-owned equipment.

     See "Energy" below for further information relating to the use of coal in the operations of the Company.

PRODUCT CLASSES

     The following table sets forth the percentage of consolidated net sales, for the five years indicated, contributed by each class of similar products of the Company that accounted for 10% or more of consolidated net sales in such time period. The data includes sales to affiliates of the Company.

                                                               1993    1992    1991    1990    1989
                                                               ----    ----    ----    ----    ----
    Sheet, Strip and Plate..................................    88 %    88 %    89 %    82 %    83 %
    Bar and Structural......................................    12      12      11      18      17
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ----    ----    ----    ----    ----
                                                               ----    ----    ----    ----    ----

     Sales to General Motors Corporation approximated 12% of consolidated net sales in each of 1993 and 1992, 11% in 1991, 12% in 1990, and 13% in 1989. No
other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1993, are set forth below. Net capital additions during such period aggregated $241.4 million.

                                                                  DOLLARS IN MILLIONS
                                                --------------------------------------------------------
                                                              RETIREMENTS                    NET CAPITAL
                                                ADDITIONS*     OR SALES*     ADJUSTMENTS*     ADDITIONS
                                                ----------    -----------    ------------    -----------
    1993.....................................     $ 86.1        $ 140.2         $ (1.2)        $ (55.3)
    1992.....................................       54.4           73.0           (7.5)          (26.1)
    1991.....................................      124.7           94.3            (.6)           29.8
    1990.....................................      219.1           46.3            1.4           174.2
    1989.....................................      141.1           23.7            1.4           118.8

- ---------------
* See detail in Schedule V -- Property, Plant and Equipment, of Financial Statement Schedules attached hereto and incorporated by reference herein.

     In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of the Company. Approximately $10 million was spent in 1993 to complete upgrade projects begun in 1990 at the 80-inch Hot Strip Mill and at the 12-inch Bar Mill. The total cost of the 80-inch Hot Strip Mill and the 12-inch Bar Mill projects was approximately $214 million. The only major project undertaken and completed in 1993 was a mini-reline of the No. 7 Blast Furnace at a cost of $27 million. No major projects are planned for 1994.

     In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which one-third is cold-rolled substrate for I/N Kote. The I/N Tek facility, located near New Carlisle, Indiana, became operational in April 1990 and reached its design capability in March 1992. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership, is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of the Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of the Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 900,000 tons. The electrogalvanizing line began start-up operations in September 1991 and the hot-dip galvanizing line began start-up operations in November 1991. Both lines were operating near design capability by August 1993. The Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from the Company, which supplies the substrate from the I/N Tek facility and the Company's Indiana Harbor Works.

     Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions -- Joint Ventures" in Industries' definitive Proxy Statement which will be furnished to stockholders of Industries in connection with its Annual Meeting scheduled to be held on May 25, 1994, and is incorporated by reference into Item 13 of this Report.

     The Company sold half of its 25% ownership interest in the Walbridge, Ohio electrogalvanizing joint venture in the second quarter of 1992.

     In 1993, the Company and its subsidiaries made capital expenditures of $86 million. Such expenditures principally focused on new machinery and equipment related to maintaining or improving operations at the Indiana Harbor Works. Excluding amounts related to the purchase of the equity interest in the Company's No. 2 BOF Shop Caster facility, the amount budgeted for 1994 capital expenditures and investments in joint ventures by the Company and its subsidiaries is approximately $90 million. In March 1994, the Company purchased the equity interest of the lessor of the Caster for $83 million. In addition, in connection with such purchase, the Company recorded $63 million of debt. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by Industries. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1993 was approximately 10,900. At year-end, approximately 8,400 employees were represented by the United Steelworkers of America, of whom approximately 1,400 were on furlough or indefinite layoff. The decline at the Company in average employment from 12,100 in 1992 is attributable to improvements in productivity, the shut-down of older facilities, and workforce reductions. Excluding the costs attributable to future workforce reductions, total employment costs decreased from $696 million in 1992 to $671 million in 1993.

     Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at the Company. As a result, employment was reduced by 2,300 positions by year-end 1993. Another 1,200 positions are expected to be eliminated by the end of 1994.

     The current labor agreement between the Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provides a wage increase of $.50 per hour in 1995, a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million) and a potential bonus of up to $1,000 per employee (approximately $8 million in total) based on the Company's achieving $150 million of pre-tax income in 1995 adjusted to exclude the incremental FASB Statement No. 106 costs and such bonus. In addition, all active employees receive an additional week of vacation in 1994 and in 1996. The agreement provides for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. The agreement also provides for election of a Union designee acceptable to Industries' Board of Directors, restrictions on the ability of the Company to reduce the Union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

ENVIRONMENT

     The Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of waste material. These include various Federal statutes regulating the discharge or release of pollutants to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal actions and could also result in substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the United States Environmental Protection Agency (the "EPA") has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict, joint and several.

     By year-end 1993, the last of the Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated the closure of such remaining coke-making facilities at year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. The Company has entered into a long-term contract to satisfy the majority of its coke needs. (See "Raw Materials" above). In addition, the Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, which process is anticipated to replace up to 30% of the Company's coke needs. The facility is anticipated to substantially achieve operation at its design capacity by year-end 1994.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another three to five years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. Insurance coverage with respect to such corrective actions is not significant.

     Capital spending for pollution control projects totaled $7 million in 1993, down from $11 million in 1992. Another $44 million was spent in 1993 to operate and maintain such equipment, versus $46 million a year earlier. During the five years ended December 31, 1993, the Company has spent $302 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $20 million in 1994 and $13 million in 1995. It is anticipated that the Company will make annual capital expenditures of $5 million to $10 million in each of the three years thereafter. In addition, the Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current Federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the results of operations or financial position of the Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which the Company is involved.

ENERGY

     Coal, all of which is purchased from independent sources, together with coke, accounted for approximately 67.8% of the energy consumed by the Company at the Indiana Harbor Works in 1993. In recent years the Company has purchased varying portions of its coke requirements from outside sources, purchasing approximately 59% in 1993 and approximately 46% in 1992. See "Environment" above for a discussion of coke-making by the Company and alternatives for obtaining coke.

     Natural gas and fuel oil supplied approximately 30% of the energy requirements of the Indiana Harbor Works in 1993 and are used extensively by the Company at other facilities that it owns or in which it has an interest. The Company anticipates that utilization of the pulverized coal injection facility (see "Environment" above) will substantially reduce natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1993, the Company produced approximately 61% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

  Steel Production

     All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line and the No. 2 BOF Shop Caster Facility ("Caster"), are held by the Company under leasing arrangements. The Company purchased the equity interest of the lessor of the Caster in March 1994 and currently intends to terminate the lease and prepay or formally assume the applicable debt in the first half of 1994. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works is subject to the lien of the First Mortgage of the Company dated April 1, 1928, as amended and supplemented. See "Operations -- Raw Steel Production and Mill Shipments" in
Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

     I/N Tek, a partnership in which a subsidiary of the Company owns a 60% interest, has constructed a 1,500,000-ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek at this location is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     I/N Kote, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a 900,000-ton annual capacity steel galvanizing facility on approximately 25 acres of land, which it owns in fee, located adjacent to the I/N Tek site. Substantially all the property, plant and equipment owned by I/N Kote is subject to a lien securing related indebtedness. The I/N Kote facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     PCI Associates, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a pulverized coal injection facility on land located within the Inland Harbor Works. The Company leases PCI Associates the land upon which the facility is located. Substantially all the property, plant and equipment owned by PCI Associates is subject to a lien securing related indebtedness. Upon achieving operation at design capacity, the PCI Associates facility will be adequate to serve the anticipated needs of the Company planned for such facility.

     The Company owns three vessels for the transportation of iron ore and limestone on the Great Lakes, and a subsidiary of the Company owns a fleet of 404 coal hopper cars (100-ton capacity each) used in unit trains to move coal to the Indiana Harbor Works. See "Operations -- Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

     The Company also owns and maintains research and development laboratories in East Chicago, Indiana, which facilities are adequate to serve its present and anticipated needs.

  Raw Materials Properties and Interests

     Certain information relating to raw materials properties and interests of the Company and its subsidiaries is set forth below. See "Operations -- Raw Materials" in Item 1 above for further information relating to capacity and utilization of such properties and interests.

     Iron Ore

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                                   ANNUAL
                                                                             PRODUCTION CAPACITY
                                                                              (IN THOUSANDS OF
                                                                                GROSS TONS OF
                    PROPERTY                           LOCATION                   PELLETS)
                                                                             -------------------
    Empire Mine............................   Palmer, Michigan                      8,100
    Minorca Mine...........................   Virginia, Minnesota                   2,500
    Wabush Mine............................   Wabush, Labrador and Pointe           4,500
                                                 Noire, Quebec, Canada

     The Empire Mine is operated by the Empire Iron Mining Partnership, in which the Company has a 40% interest. The Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Wabush Mine is a taconite project in which the Company owns a 13.75% interest. The Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

     The reserves at the Empire Mine, the Minorca Mine and the Wabush Mine are held under leases expiring, or expected at current production rates to expire, between 2012 and 2040. Substantially all of the reserves at Butler Taconite are held under leases. The Company's share of the production capacity of its interests in such iron ore properties is sufficient to provide the majority of its present and anticipated iron ore pellet requirements. Any remaining requirements have been and are expected to continue to be readily available from independent sources. During 1992, the Minorca Mine's original ore body was depleted and production shifted to a new major iron ore body, the Laurentian Reserve, acquired by lease in 1990.

     Limestone and Dolomite

     The limestone and dolomite properties of the Company located near the town of Gulliver in the Upper Peninsula of Michigan were permanently closed on December 29, 1989 and sold in 1990.

     Coal

     The Company's sole remaining coal property, the Lancashire No. 25 Property, located near Barnesboro, Pennsylvania, is permanently closed. All Company coal requirements for the past several years have been and are expected to continue to be met through contract purchases and other purchases from independent sources.

OTHER PROPERTIES

     The Company and certain of its subsidiaries lease, under a long-term arrangement, approximately 12% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois (where the Company's principal executive offices are located), which property interest is adequate to serve the Company's present and anticipated needs.

     Certain subsidiaries of the Company hold in fee at various locations an aggregate of approximately 355 acres of land, all of which is for sale. The Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale. I R Construction Products Company, Inc. (formerly Inryco, Inc.), a subsidiary of the Company and the Company's former Construction Products business segment, owns, in fee, a combination office building and warehouse in Hoffman Estates (IL), which is for sale.

ITEM 3. LEGAL PROCEEDINGS.

     On August 12, 1992, Inland Steel Administrative Service Company ("ISAS"), a wholly owned subsidiary of the Company, filed a lawsuit in the Court of Common Pleas in Lorain County, Ohio against Western Steel Group, Inc. ("Western") to collect the unpaid balance of its account for steel products sold to Western by the Company in the amount of $5.7 million. On October 15, 1992, Western filed a counterclaim against ISAS and a third-party complaint against the Company for $40 million actual damages and $100 million punitive damages, alleging, among other things, breach of contract and wrongful interference with contractual relations in connection with a refusal by the Company to continue selling steel products to Western and defamation of Western and a patent held by Western in connection with discussions with third parties. All claims were settled between the parties in February 1994 and the settlement was approved by the court. Under the terms of the settlement, ISAS has received $3.4 million and all counterclaims against the Company and ISAS have been released.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another three to five years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. Insurance coverage with respect to such corrective actions is not significant.

     On March 22, 1985, the EPA issued an administrative order to the Company's former Inland Steel Container Company Division ("Division") naming the former Division and various other unrelated companies as responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of a waste disposal facility operated by Duane Marine Salvage Corporation at Perth Amboy, New Jersey. The administrative order alleged that certain of the former Division's wastes were transported to, and disposed of at, that facility and required the Company to join with other named parties in taking certain actions relating to the facility. The Company and the other administrative order recipients have completed the work required by the order. In unrelated matters, the EPA also advised the former Division and various other unrelated parties of other sites located in New Jersey at which the EPA expects to spend public funds on any investigative and corrective measures that may be necessary to control any releases or threatened releases of hazardous substances, pollutants and contaminants pursuant to the applicable provisions of CERCLA. The notice also indicated that the EPA believes the Company may be a responsible party under CERCLA. The extent of the Company's involvement and participation in these matters has not yet been determined. While it is not possible at this time to predict the amount of the Company's potential liability, none of these matters is expected to materially affect the Company's financial position.

     The EPA has adopted a national policy of seeking substantial civil penalties against owners and operators of sources for noncompliance with air and water pollution control statutes and regulations under certain circumstances. It is not possible to predict whether further proceedings will be instituted against the Company or any of its subsidiaries pursuant to such policy, nor is it possible to predict the amount of any such penalties that might be assessed in any such proceeding.

     The Indiana Department of Environmental Management ("IDEM") from time to time advises various parties of alleged violations of air pollution regulations by issuing Notices of Violation so as to initiate discussions concerning corrective measures. The Company has three currently outstanding unresolved Notices of Violation at its Indiana Harbor Works. The Company is presently in discussions with the staff of IDEM with respect to these matters and cannot currently estimate the time period within which these matters will be resolved. While it is not possible at this time to predict the amount of the Company's potential liability, none of these matters is expected to materially affect the Company's financial position.

     The Company received a Notice of Violation from IDEM dated March 3, 1989 alleging violations of the Company's National Pollution Discharge Elimination System permit regarding water discharges. The Company is presently in discussions with the staff of IDEM with respect to these matters and cannot currently estimate the time period within which these matters will be resolved. While it is not possible at this time to predict the amount of the Company's potential liability, this matter is not expected to materially affect the Company's financial position.

     The Company received a Special Notice of Potential Liability ("Special Notice") from IDEM on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that the Company may be a PRP and that the Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, the Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which the Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $154,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. The Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is a wholly owned subsidiary of Inland Steel Industries, Inc. thus, market, stockholder and dividend information otherwise called for by this
Item is omitted.

ITEM 6. SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction J(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company's 1993 net loss of $59.7 million was significantly less than the 1992 net loss of $781.3 million. Included in the 1992 loss is $609.6 million related to one-time charges to recognize the cumulative effect of adopting the following new accounting standards: Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FASB Statement No. 109, "Accounting for Income Taxes." Even excluding the one-time 1992 charges, 1993 results were significantly improved from the 1992 loss of $171.7 million.

     The following table summarizes selected earnings and other data:

                                                                  1993          1992
                                                                --------      --------
                                                                   DOLLARS AND TONS
                                                                     IN MILLIONS
          Net sales..........................................   $2,174.9      $1,901.1
          Operating loss.....................................      (28.2)       (201.1)
          Net loss...........................................      (59.7)       (781.3)
          Net tons shipped...................................        4.8           4.3

     With I/N Tek and I/N Kote having reached the end of their learning curves and completion of major upgrades at the steelmaking operations, the Company's modernization program is complete. In addition, a new six-year labor contract at the Company is in place. These factors, coupled with the Company's turnaround strategy launched in 1991 to improve performance by increasing revenues, reducing costs and enhancing asset utilization, are anticipated to provide the basis for continued improvement in 1994 operating results.

     The 1993 financial results were negatively affected by approximately $30 million due to the unfavorable impact on steel operations of the scheduled outage of the largest blast furnace at the Indiana Harbor Works for a mini-reline. In addition, there was a $22.3 million charge taken for the early closure of the Company's remaining cokemaking facilities due to their inability to meet environmental regulations and deteriorating operating performance. Partially offsetting these unfavorable items was a $24 million LIFO profit recognition due to inventory reductions.

     Net sales increased 14 percent in 1993 to $2.17 billion due almost entirely to an increase in shipments to 4.8 million tons. The average selling price for 1993 was virtually unchanged from 1992. The Company operated at 83 percent of its raw steelmaking capability in 1993, compared with 79 percent in 1992.

     In 1992, a slower-than-expected shift in galvanized products to I/N Kote, as well as the initial recognition of interest and depreciation expense associated with the I/N Kote facility, added approximately $40 million to operating losses. Also, an outage of the No. 7 Blast Furnace reduced production by 140,000 tons, which increased the operating loss by nearly $30 million. These 1992 problems, coupled with an addition of $12 million to a reserve for environmental matters, more than offset the benefits of reduced costs and a $23 million gain on the sale of half of Inland's 25 percent interest in Walbridge Coatings.

     The Company embarked in 1991 on a three-year turnaround program to significantly reduce its underlying cost base by year-end 1994. The 1991 restructuring charge of $205 million provided for the write-off of facilities, an environmental reserve and the cost of an estimated 25 percent reduction in the workforce. Employment has been reduced by approximately 2,300 people from the end of 1991 through year-end 1993, and an additional 1,200 jobs are expected to be eliminated by the end of 1994. The 1993 effect of this program represents a savings of approximately $140 million in employment costs and $10 million in decreased depreciation expense. However, the savings from reduced employment was partially offset by increased wages under the Company's labor agreements and increased medical benefit costs as the Company began to accrue in 1992 for postretirement medical benefits.

     By year-end 1992 and throughout 1993, I/N Tek was operating near capacity and producing consistently high-quality steels. In August 1993, I/N Kote was operating near design capacity and, by year-end 1993, had achieved product qualification at all major customers. Under the I/N Kote partnership agreement, the Company supplies all of the steel for the joint venture and, with certain limited exceptions, is required to set the price of that steel to assure that I/N Kote's expenditures do not exceed its revenues. During 1993, the Company's sales price approximated its cost of production, but was still significantly less than the market value for cold-rolled steel. Beginning in 1993, I/N Kote expenditures included principal payments and provision for return on equity to the partners. Therefore, the Company's ability to realize a satisfactory price on its sales to I/N Kote depends on the facility achieving near capacity operations and obtaining appropriate pricing for its products.

     The Company's remaining cokemaking facilities were closed by year-end 1993. The Company determined that it was uneconomical to repair the coke batteries sufficiently to continue cost-effective operations that would comply with current environmental laws. To replace the Company-produced coke, the Company entered into a long-term contract and other arrangements to purchase coke. In addition, the Company and NIPSCO, a local utility, formed a joint venture which constructed and is operating a pulverized coal injection facility at the Indiana Harbor Works. This facility injects coal directly into the blast furnaces and is expected to reduce coke requirements by approximately 30 percent, or 600,000 tons a year, when fully operational. The joint venture commenced operations in the third quarter of 1993.

     FASB Statement No. 106 requires that the cost of retiree medical and life insurance benefits be accrued during the working years of each employee. Previously, retiree medical benefits were expensed as incurred after an employee's retirement. Adoption of this standard in 1992 did not and will not affect cash flow as liabilities for health care and life insurance benefits are not pre-funded and cash payments will continue to be made as claims are submitted. The net present value of the unfunded benefits liability as of December 31, 1993, calculated in accordance with that Statement was approximately $943 million. The expense provision for these benefits for 1993 was $86 million, which was $39 million more than the cash benefit payments for the year. The unfunded liability will continue to grow, since accrual-basis costs are expected to exceed cash benefit payments for several more years. The reported year-end benefits liability and postretirement benefits cost for the year reflect changes made during the year incorporating the favorable effects of the new United Steelworkers of America labor contract and revised actuarial assumptions incorporating more current information regarding claim costs and census data, partially offset by a reduction in the discount rate used to calculate the benefits liability. (See Note 6 to the consolidated financial statements for further details.)

     FASB Statement No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Without the change, the Company would not have been able to reduce its 1993 and 1992 losses by credits for deferred tax benefits of $30 million and $418 million, respectively. At December 31, 1993, the Company had a net deferred tax asset of $417 million of which $396 million relates to the temporary difference arising from the adoption of FASB Statement No. 106. While the Company believes it is more likely than not that taxable income generated through future profitable operations will be sufficient to realize all deferred tax assets, a secondary source of future taxable income could result from tax planning strategies, including the Company's option of changing from the LIFO method of accounting for inventories to the FIFO method (such change would have resulted in approximately $240 million of additional taxable income as of year-end 1993 which would serve to offset approximately $85 million of deferred tax assets) and selection of different tax depreciation methods. After assuming such change in accounting for inventories, the Company would need to recognize approximately $900 million of taxable income over the 15-year net operating loss carryforward period and the period in which the temporary difference related to the FASB Statement No. 106 obligation will reverse, in order to fully realize its net deferred tax asset. Additionally, in accordance with the Industries tax sharing agreement, if the Company is unable to use all of its allocated tax attributes (net operating loss carryforwards and tax credit carryforwards) in a given year but other companies in the Industries group are able to utilize them, then the Company will be paid for the use of its attributes. The Company believes that it is more likely than not that it will achieve such taxable income level. (See
Note 7 to the consolidated financial statements for further details regarding this net deferred tax asset.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)2 of this report) of the Company called for by this Item, together with the Report of Independent Accountants dated February 23, 1994, are set forth on pages F-2 to F-24, inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Consolidated quarterly sales and earnings information for 1993 and 1992 is set forth in Note 13 of Notes to Consolidated Financial Statements (contained herein), which is hereby incorporated by reference into this Item.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

        1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-24, inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           Report of Independent Accountants.

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1993.

           Consolidated Statement of Cash Flows for the three years ended December 31, 1993.

           Consolidated Balance Sheet at December 31, 1993 and 1992.

           Schedules to Consolidated Financial Statements at December 31, 1993 and 1992, relating to:

               Property, Plant and Equipment.

               Long-Term Debt.

           Statement of Accounting and Financial Policies.

           Notes to Consolidated Financial Statements.

           Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991:

               Schedule V -- Property, Plant and Equipment.

               Schedule VI -- Reserve for Depreciation, Amortization and Depletion of Property, Plant and Equipment.

               Schedule VIII -- Reserves.

               Schedule IX -- Short-Term Borrowings.

               Schedule X -- Supplementary Profit and Loss Information.

        2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1993.

     (C) EXHIBITS.

        3.(i)    Copy of Certificate of Incorporation, as amended, of the Company. (Filed as
                 Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992, and incorporated by reference herein.)
        3.(ii)   Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3-B to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1992, and incorporated by reference herein.)
        4.A      Copy of First Mortgage Indenture, dated April 1, 1928, between the Company
                 (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor,
                 as Trustees, and of supplemental indentures thereto, to and including the
                 Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
                 filed with Steel Company's Registration Statement on Form A-2 (No. 2-1855);
                 (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration
                 Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel
                 Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit
                 B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February
                 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current
                 Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with
                 Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii)
                 Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current
                 Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and
                 August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel
                 Company's Current Report on Form 8-K for the month of July, 1956; (xii)
                 Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current
                 Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December,
                 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's
                 Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form
                 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel
                 Company's Current Report on Form 8-K for the month of September, 1975; (xix)
                 Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current
                 Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June
                 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv)
                 Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
                 Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii)
                 Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June
                 23, 1993.
        4.B      Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
                 1928, between the Company and First Trust and Savings Bank and Melvin A.
                 Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture.
                 (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and
                 incorporated by reference herein.)
        24       Powers of attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND STEEL COMPANY

                                            By:    /S/ ROBERT J. DARNALL
                                                       Robert J. Darnall
                                                  Chairman and Chief Executive
                                                          Officer

Date: March 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                        DATE
- ------------------------------------   --------------------------------------------------------
          /S/ ROBERT J. DARNALL              Chairman, Chief                March 30, 1994
              Robert J. Darnall          Executive Officer and Director

              /S/ JAY M. GRATZ           Vice President - Finance           March 30, 1994
                  Jay M. Gratz            (Principal Financial Officer)

         /S/ OLIVIA M. THOMPSON          Controller and Principal           March 30, 1994
             Olivia M. Thompson             Accounting Officer


          A. Robert Abboud                       Director
           James W. Cozad                        Director
         James A. Henderson                      Director
           Emerson Kampen                        Director
         Robert B. McKersie                      Director                   By:  /S/ DAVID B. ANDERSON
          Donald S. Perkins                      Director                            David B. Anderson
          Joshua I. Smith                        Director                            Attorney in-fact
          Nancy H. Teeters                       Director                            March 30, 1994
          Raymond C. Tower                       Director
          Arnold R. Weber                        Director

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                        ITEM                                            PAGE
                                        -----                                           ----
Report of Independent Accountants....................................................    F-2
Consolidated Statements of Operations and Reinvested Earnings for the three years
  ended December 31, 1993............................................................    F-3
Consolidated Statement of Cash Flows for the three years ended December 31, 1993.....    F-4
Consolidated Balance Sheet at December 31, 1993 and 1992.............................    F-5
Schedules to Consolidated Financial Statements at December 31, 1993 and 1992,
  relating to Property, Plant and Equipment, and Long-Term Debt......................    F-6
Statement of Accounting and Financial Policies.......................................    F-7
Notes to Consolidated Financial Statements...........................................    F-8
Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991:
  Schedule V--Property, Plant and Equipment..........................................   F-20
  Schedule VI--Reserve for Depreciation, Amortization and Depletion of Property,
     Plant and Equipment.............................................................   F-21
  Schedule VIII--Reserves............................................................   F-22
  Schedule IX--Short-Term Borrowings.................................................   F-23
  Schedule X--Supplementary Profit and Loss Information..............................   F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF
INLAND STEEL COMPANY

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Inland Steel Company (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 6 and 7 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.

                                          PRICE WATERHOUSE

Chicago, Illinois
February 23, 1994

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31
                                                               -----------------------------------
                                                                 1993          1992         1991
                                                               ---------     --------     --------
CONSOLIDATED STATEMENT OF OPERATIONS
  NET SALES.................................................   $ 2,174.9     $1,901.0     $1,895.4
                                                               ---------     --------     --------
  OPERATING COSTS AND EXPENSES:
     Cost of goods sold (excluding depreciation)............     1,975.5      1,916.0      1,804.5
     Selling, general and administrative expenses...........        42.1         45.7         50.8
     Depreciation...........................................       111.1        109.2         98.7
     State, local and miscellaneous taxes...................        52.1         53.7         49.6
     Facility shutdown and restructuring provisions (Note
       5)...................................................        22.3           --        205.0
     Gain on sale of partial interest in joint venture (Note
       9)...................................................          --        (22.5)          --
                                                               ---------     --------     --------
       Total................................................     2,203.1      2,102.1      2,208.6
                                                               ---------     --------     --------

  OPERATING LOSS............................................       (28.2)      (201.1)      (313.2)
  OTHER EXPENSE:
     General corporate expense, net of income items.........        16.4         17.7         15.3
     Interest and other expense on debt.....................        60.4         53.2         58.0
                                                               ---------     --------     --------
  LOSS BEFORE INCOME TAXES..................................      (105.0)      (272.0)      (386.5)
  PROVISION FOR INCOME TAXES (Note 7).......................        45.3Cr.     100.3Cr.       1.2Cr.
                                                               ---------     --------     --------
  Loss before cumulative effect of changes in accounting
     principles.............................................       (59.7)      (171.7)      (385.3)
  Cumulative effect of changes in accounting principles
     Adoption of FASB 109 (Accounting for Income Taxes).....          --        (31.3)          --
     Adoption of FASB 106 (Employers' Accounting for
       Postretirement Benefits Other Than Pensions).........          --       (578.3)          --
                                                               ---------     --------     --------
  NET LOSS..................................................   $   (59.7)    $ (781.3)    $ (385.3)
                                                               ---------     --------     --------
                                                               ---------     --------     --------
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Balance at beginning of year..............................   $  (935.3)    $ (128.1)    $  268.0
  Net loss for the year.....................................       (59.7)      (781.3)      (385.3)
  Preferred dividends declared..............................       (25.8)       (25.9)       (10.8)
                                                               ---------     --------     --------
  Accumulated deficit at end of year........................   $(1,020.8)    $ (935.3)    $ (128.1)
                                                               ---------     --------     --------
                                                               ---------     --------     --------

                See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    INCREASE (DECREASE) IN CASH
                                                                      YEARS ENDED DECEMBER 31
                                                                  -------------------------------
                                                                   1993        1992        1991
                                                                  -------     -------     -------
OPERATING ACTIVITIES
  Net loss.....................................................   $ (59.7)    $(781.3)    $(385.3)
                                                                  -------     -------     -------
  Adjustments to reconcile net loss to net cash provided from
     (used for) operating activities:
     Depreciation..............................................     111.1       109.2        98.7
     Deferred employee benefit cost, including cumulative
       effect of change in accounting principle................      33.9       944.3       (15.5)
     Deferred income taxes.....................................     (29.9)     (386.7)         --
     Gain on sale of partial interest in joint venture.........        --       (22.5)         --
     Facility shutdown and restructuring provisions............      18.9          --       204.5
     Raw material joint venture costs..........................      (3.3)       (2.9)       (3.2)
     Change in:
       Receivables.............................................     (24.9)      (29.9)       27.6
       Inventories.............................................      12.8         5.9        42.5
       Accounts payable........................................      30.7        26.5       (75.5)
       Payables to related companies (other)...................       1.4        (1.2)        2.7
       Accrued salaries and wages..............................       (.2)       (1.8)       (2.5)
       Other accrued liabilities...............................       5.2        20.6         5.5
     Other deferred items......................................      (4.4)       35.0        12.3
                                                                  -------     -------     -------
       Net adjustments.........................................     151.3       696.5       297.1
                                                                  -------     -------     -------
       Net cash provided from (used for) operating
          activities...........................................      91.6       (84.8)      (88.2)
                                                                  -------     -------     -------
INVESTING ACTIVITIES
  Capital expenditures.........................................     (86.1)      (54.4)     (124.7)
  Investments in and advances to joint ventures, net...........      (1.9)       (6.3)      (24.9)
  Proceeds from sales of assets................................       5.7        27.5        13.7
                                                                  -------     -------     -------
       Net cash used for investing activities..................     (82.3)      (33.2)     (135.9)
                                                                  -------     -------     -------
FINANCING ACTIVITIES
  Additional paid-in capital--Inland Steel Industries..........     150.0        60.0       200.0
  Issuance of Series C Preferred Stock.........................        --          --       150.0
  Long-term debt issued........................................      39.3          --       121.4
  Long-term debt retired.......................................     (66.1)      (36.7)      (31.0)
  Change in notes payable to related companies.................    (106.7)      119.1      (208.5)
  Dividends paid...............................................     (25.8)      (24.4)       (7.8)
                                                                  -------     -------     -------
       Net cash provided from (used for) financing
          activities...........................................      (9.3)      118.0       224.1
                                                                  -------     -------     -------
  Net decrease in cash and cash equivalents....................        --          --          --
  Cash and cash equivalents--beginning of year.................        --          --          --
                                                                  -------     -------     -------
  Cash and cash equivalents--end of year.......................   $    --     $    --     $    --
                                                                  -------     -------     -------
                                                                  -------     -------     -------
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the year for:
     Interest (net of amount capitalized)......................   $  51.6     $  47.4     $  34.6
     Income taxes, net.........................................        --        (2.5)       (1.5)

                See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                              AT DECEMBER 31
                                                                          ----------------------
                                                                            1993          1992
                                                                          ---------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................   $      --     $     --
  Receivables less provision for allowances, claims and doubtful
     accounts of $22.9 and $18.4, respectively.........................       230.2        205.3
  Inventories (Note 1).................................................        99.6        112.4
  Deferred income taxes (Note 7).......................................        32.0         26.2
                                                                          ---------     --------
       Total current assets............................................       361.8        343.9
Investments in and advances to joint ventures..........................       211.5        203.8
Property, plant and equipment, at cost, less accumulated depreciation
  (see details page F-6)...............................................     1,232.2      1,271.2
Deferred income taxes (Note 7).........................................       384.6        360.5
Deferred charges and other assets......................................        20.6         24.2
                                                                          ---------     --------
       Total assets....................................................   $ 2,210.7     $2,203.6
                                                                          ---------     --------
                                                                          ---------     --------
LIABILITIES
Current liabilities:
  Accounts payable.....................................................   $   207.8     $  177.1
  Payables to related companies:
     Notes.............................................................        47.9        154.6
     Other.............................................................         9.0          7.6
  Accrued liabilities:
     Salaries, wages and commissions...................................        57.6         57.8
     Taxes, other than Federal income taxes............................        64.1         57.7
     Interest on debt..................................................        10.1         11.5
     Terminated facilities costs and other (Note 5)....................        26.2         14.7
  Long-term debt due within one year...................................        86.2         21.1
                                                                          ---------     --------
       Total current liabilities.......................................       508.9        502.1
Long-term debt (see details page F-6 and Note 3).......................       475.3        566.7
Allowance for terminated facilities costs and other (Note 5)...........        36.1         42.6
Deferred employee benefits (Note 6)....................................     1,108.3      1,074.4
Deferred income and other..............................................        18.4         18.6
                                                                          ---------     --------
       Total liabilities...............................................     2,147.0      2,204.4
                                                                          ---------     --------
STOCKHOLDER'S EQUITY
Preferred stock, all series, 500 shares, $1.00 par value, authorized,
  aggregate liquidation value $238.2 in 1993 and 1992 (Note 4).........          --           --
Common stock, 2,000 shares, $1 par value, authorized, 980 shares issued
  and outstanding in 1993 and 1992 (Note 4)............................          --           --
Additional paid-in capital (Note 4)....................................     1,084.5        934.5
Accumulated deficit....................................................    (1,020.8)      (935.3)
                                                                          ---------     --------
       Total stockholder's equity......................................        63.7          (.8)
                                                                          ---------     --------
       Total liabilities and stockholder's equity......................   $ 2,210.7     $2,203.6
                                                                          ---------     --------
                                                                          ---------     --------

                See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                              AT DECEMBER 31
                                                                           ---------------------
                                                                             1993         1992
                                                                           --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral properties........................   $  122.0     $  122.4
  Buildings, machinery and equipment....................................    3,307.8      3,361.1
  Transportation equipment..............................................      129.3        130.9
  Property under capital leases--primarily machinery and equipment......       42.8         42.8
                                                                           --------     --------
       Total............................................................    3,601.9      3,657.2
  Less--
  Accumulated depreciation..............................................    2,226.0      2,246.1
  Accumulated depreciation - capital leases.............................       35.3         33.7
  Allowance for retirements and terminated facilities...................      108.4        106.2
                                                                           --------     --------
       Net..............................................................   $1,232.2     $1,271.2
                                                                           --------     --------
                                                                           --------     --------
LONG-TERM DEBT:
  First Mortgage Bonds:
     Series O, 8 3/4% due July 15, 1995.................................   $     --     $   10.0
     Series P, 8 7/8% due April 15, 1999................................         --         22.5
     Series Q, 9 1/2% due September 1, 2000.............................         --         42.8
     Series R, 7.9% due January 15, 2007................................       87.9         93.1
     Series T, 12% due December 1, 1998.................................      125.0        125.0
     Pollution Control Series 1977, 5 3/4% due February 1, 2007.........       26.5         26.5
     Pollution Control Series 1978, 6 1/2% due May 15, 2008.............       52.0         52.0
     Pollution Control Series 1980B, 9 3/4% due October 1, 2000.........         --         25.0
     Pollution Control Series 1980C, 10% due October 1, 2010............         --          5.0
     Pollution Control Series 1982A, 10% due December 1, 2012...........         --         10.0
     Pollution Control Series 1982B, 10 3/4% due December 1, 2012.......       17.0         17.0
     Pollution Control Series 1993, 6.8% due June 1, 2013...............       40.0           --
                                                                           --------     --------
       Total First Mortgage Bonds.......................................      348.4        428.9

  Obligations for Industrial Development Revenue Bonds:
     Pollution Control Projects No. 3 and No. 4 at rates ranging from
      6 1/4% to 8 1/8% due through June 1, 2005.........................       32.0         34.0
     Pollution Control Project No. 9, 10% due November 1, 2011..........       38.0         38.0
  Obligations under capital leases including Pollution Control Projects
     No. 1 and No. 2--primarily at rates ranging from 5.9% to 12.6%, due through
     August 1, 1998.....................................................       20.7         26.0
  No. 2 BOF Shop Caster Project Debt, 9.4% and 11 1/4%, due through
     May 7, 2001........................................................       36.2         39.8
                                                                           --------     --------
       Total long-term debt.............................................   $  475.3     $  566.7
                                                                           --------     --------
                                                                           --------     --------

                See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The following briefly describes the Company's principal accounting and financial policies.

ACCOUNTING FOR EQUITY INVESTMENTS

     The Company's investments in 20% or more but less than majority-owned companies, joint ventures and partnerships, and the Company's majority interest in the I/N Tek partnership, are accounted for under the equity method.

INVENTORY VALUATION

     Inventories are valued at cost which is not in excess of market. Cost is determined by the last-in, first-out method except for supply inventories, which are determined by the average cost or first-in, first-out methods.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is depreciated for financial reporting purposes over the estimated useful lives of the assets. Steelmaking machinery and equipment, a significant class of assets, is depreciated on a production-variable method, which adjusts straight-line depreciation to reflect production levels at the steel plant. The adjustment is limited to not more than a 25% increase or decrease from straight-line depreciation. Blast furnace relining expenditures are capitalized and amortized on a unit-of-production method over the life of the lining. All other assets are depreciated on a straight-line method.

     Expenditures for normal repairs and maintenance are charged to income as incurred.

     Gains or losses from significant abnormal disposals or retirements of properties are credited or charged to income. The cost of other retired assets less any sales proceeds is charged to accumulated depreciation.

BENEFITS FOR RETIRED EMPLOYEES

     Pension benefits are provided by the Company to substantially all employees under a trusteed non-contributory plan of Inland Steel Industries, Inc. Life insurance and certain medical benefits are provided for retired employees.

     The estimated costs of pension, medical, and life insurance benefits are determined annually by consulting actuaries. With the adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions," effective January 1, 1992, the cost of health care benefits for retirees, previously recognized as incurred, is now being accrued during their term of employment (see Note 6). Pensions are funded in accordance with ERISA requirements in a trust established under the plan. Costs for retired employee medical benefits and life insurance are funded when claims are submitted.

CASH EQUIVALENTS

     Cash equivalents reflected in the Statement of Cash Flows are highly liquid, short-term investments with maturities of three months or less. Cash management activities are performed by the Company's parent, Inland Steel Industries, Inc., and periodic cash transfers are made, thereby minimizing the level of cash maintained by the Company.

INCOME TAXES

     Effective January 1, 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (see Note 7).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 1/INVENTORIES

     Inventories were classified on December 31 as follows:

                                                                          DECEMBER 31
                                                                       -----------------
                                                                       1993        1992
                                                                       -----      ------
                                                                          DOLLARS IN
                                                                           MILLIONS
        In process and finished steel..............................    $55.6      $ 67.0
                                                                       -----      ------
        Raw materials and supplies:
          Iron ore.................................................     25.3        23.4
          Scrap and other raw materials............................      7.3         9.0
          Supplies.................................................     11.4        13.0
                                                                       -----      ------
                                                                        44.0        45.4
                                                                       -----      ------
               Total...............................................    $99.6      $112.4
                                                                       -----      ------
                                                                       -----      ------

     During 1993, various inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current year costs. The effect of these liquidations on continuing operations was to decrease cost of goods sold by $24 million in 1993. The effect on cost of goods sold of LIFO liquidations in 1992 and 1991 was not material.

     Replacement costs for the LIFO inventories exceeded LIFO values by approximately $241 million and $280 million on December 31, 1993 and 1992, respectively.

NOTE 2/BORROWING ARRANGEMENTS

     Inland Steel Administrative Service Company, a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $100 million revolving credit facility with a group of banks which extends to November 30, 1995. Under this arrangement the Company has agreed to sell substantially all of its receivables to Inland Steel Administrative Service Company to secure this facility. The facility requires the maintenance of various financial ratios including minimum net worth and leverage ratios.

NOTE 3/LONG-TERM DEBT

     The outstanding First Mortgage Bonds of Inland Steel Company are the obligation solely of the Company and have not been guaranteed or assumed by, or otherwise become the obligation of, Inland Steel Industries, Inc. ("Industries") or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding and, with the exception of the Pollution Control Series 1982 Bonds, the Pollution Control Series 1993 Bonds, and the Series T First Mortgage Bonds described below, is subject to a sinking fund. Substantially all the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a net book value of approximately $1.0 billion on December 31, 1993.

     In June 1993, the Company refinanced $40 million of pollution control revenue bonds at an interest rate of 6.8 percent. The weighted average percentage rate of the refunded bonds was 9.9 percent. At year-end 1993 all remaining outstanding Series O, P, and Q First Mortgage Bonds were called to be redeemed on January 28, 1994. Accordingly, the outstanding principal amount of $75.1 million at December 31, 1993 has been classified as a current liability. Prior to the redemption of the Series O, P and Q First Mortgage Bonds, under terms of the First Mortgage, the Company was prohibited, when its reinvested earnings were less than

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

$187.1 million, from paying dividends on its common stock (other than stock dividends). At year-end 1993, the accumulated deficit of the Company was $1.0 billion.

     In December 1991, the Company issued $125 million principal amount of First Mortgage 12% Bonds, Series T, due December 1, 1998. Net proceeds of the offering were added to the general funds of the Company and used for general corporate purposes, allowing its special-purpose subsidiary to repay its short-term bank borrowing. The amended and supplemented Mortgage under which the Series T Bonds were issued contains covenants limiting, among other things, the creation of additional indebtedness; the declaration and payment of dividends and distributions on the Company's capital stock; and the acquisition or retirement of any debt of the Company that is subordinate to the Series T Bonds.

     Maturities of long-term debt and capitalized lease obligations due within five years are: $86.2 million in 1994, $15.9 million in 1995, $18.1 million in 1996, $18.2 million in 1997, and $145.4 million in 1998. See Note 10 regarding commitments and contingencies for other scheduled payments.

     Interest cost incurred by the Company totaled $63.3 million in 1993, $63.4 million in 1992, and $71.1 million in 1991. Included in these totals is capitalized interest of $2.9 million in 1993, $10.2 million in 1992, and $13.1 million in 1991.

     The estimated fair value of the Company's long-term debt (including current portions thereof) using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded was $583 million, as compared with the carrying value of $562 million included in the balance sheet, at year-end 1993.

NOTE 4/CAPITAL STOCK

     In December 1991, the Company sold 1,500,000 shares of Series C Preferred Stock to Industries for $150 million. Aside from this issuance, there were no changes in the Company's preferred or common stock during the year ended December 31, 1991. The Company's other preferred stock consisted of 295,094 shares of Series A Preferred Stock with a stated value of $.6 million and 1,497,500 shares of Series B Preferred Stock with a stated value of $74.9 million.

     In the fourth quarter of 1992, the Board of Directors authorized: (i) a reduction in the number of Company shares authorized, issued and outstanding and
(ii) a change from no par to $1.00 par value stock. One share of $1.00 par value stock was issued for each 30,000 shares of the no par stock, rounded to the nearest whole share. As a result, capital in excess of par increased and corresponding capital accounts decreased by $674.5 million. Summarized below is the effect of these actions on the shares of Company stock:

                                                                   BEFORE         AFTER
                                                                 ----------     ---------
        Authorized shares.....................................       No Par     $1.00 Par
          Preferred stock.....................................   15,000,000           500
          Common stock........................................   60,000,000         2,000
        Issued and outstanding shares.........................       No Par     $1.00 Par
          Series A Preferred stock............................      295,094            10
          Series B Preferred stock............................    1,497,500            50
          Series C Preferred stock............................    1,500,000            50
          Common stock........................................   29,399,207           980

     Information provided below for each preferred issue is presented on an after-change basis, which reflects the current status of each such issue.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Cash dividends on Series A Preferred Stock are cumulative and payable quarterly at an annual rate of $72,000 per share. The shares are convertible into common stock at the rate of one share of common stock for each share of Series A Preferred Stock and are redeemable, at the Company's option, for $1,320,000 per share plus any accrued and unpaid dividends.

     Cash dividends on Series B Preferred Stock are cumulative and payable quarterly at an annual rate of $142,500 per share. The shares are convertible into common stock at a conversion price of $1,128,750 per share, or 1.33 common shares for each preferred share, and have a liquidation value of $1,500,000 per share plus any accrued and unpaid dividends. The shares are redeemable at the Company's option, for $1,500,000 per share plus any accrued and unpaid dividends.

     Cash dividends on Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $360,000 per share. The shares have a liquidation value of $3,000,000 per share plus any accrued and unpaid dividends. The shares are redeemable at the Company's option at a price (plus accrued and unpaid dividends) declining from $3,324,000 for the one-year period commencing December 1, 1993 to $3,000,000 beginning December 1, 2011. The Series C Preferred Stock is also exchangeable at the Company's option on any dividend payment date for the Company's 12% subordinated debentures due December 1, 2016, at a rate of $3,000,000 principal amount of debentures for each share of Series C Preferred Stock.

NOTE 5/PROVISIONS FOR FACILITIES SHUTDOWN

     In 1993, the Company recorded a facility shutdown provision of $22.3 million which covered costs associated with the earlier than planned closure of the Company's cokemaking facilities. Of the amount provided, $7.7 million relates to the write-off of assets with the remainder provided for various expenditures associated with the shutdown of the facility, including personnel costs.

     In 1991, the Company recorded restructuring provisions aggregating $205 million which pertained to the Indiana Harbor steelmaking complex. The provisions cover writedowns of uneconomic facilities, principally cokemaking batteries, the ingot mold foundry, and selected older facilities expected to be shut down, as well as provisions for environmental matters and workforce reductions (consisting principally of added pension and other employee benefit costs).

     In 1992, as the specific identification of the continuing status of pension liabilities associated with the shutdown provisions is not feasible, these liabilities were transferred from the restructuring reserve to the general pension liabilities of the Company. At December 31, 1993, the Company had restructuring reserves, excluding pension-related liabilities, totaling $149.7 million. Comparable reserves at December 31, 1992 and 1991 were $140.7 million and $134.3 million, respectively.

NOTE 6/RETIREMENT BENEFITS

     Pensions

     The Inland Steel Industries Pension Plan and Pension Trust, which covers certain employees of the Company, also covers certain employees of Industries and of certain of Industries' other subsidiaries. The plan is a non-contributory defined benefit plan with pensions based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay or on job class) for all other wage employees, including members of the United Steelworkers union. Because the fair value of pension plan assets pertains to all participants in the plan, no separate determination of the fair value of such assets is made solely with respect to the Company. At year-end 1993 and 1992, the

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

actuarial present value of benefits for service rendered to date and the fair value of plan assets available for benefits for the Industries consolidated group were as follows:

                                                                         DECEMBER 31
                                                                      ------------------
                                                                       1993        1992
                                                                      ------      ------
                                                                          DOLLARS IN
                                                                           MILLIONS
        Fair value of plan assets.................................    $1,794      $1,686
                                                                      ------      ------
        Actuarial present value of benefits for service rendered
          to date:
          Accumulated Benefit Obligation based on compensation to
             date.................................................     1,960       1,534
          Additional benefits based on estimated future
             compensation levels..................................       117          82
                                                                      ------      ------
          Projected Benefit Obligation............................     2,077       1,616
                                                                      ------      ------
        Plan assets in excess (shortfall) of Projected Benefit
          Obligation..............................................    $ (283)     $   70
                                                                      ------      ------
                                                                      ------      ------

     In 1993, Industries recorded an additional minimum pension liability of $122.1 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed.

     A weighted average discount (settlement) rate of 7.25% in 1993 and 8.6% in 1992 was used in the determination of the actuarial present value of benefits.

     Pension cost for the Company for 1993 was a credit of $5.6 million compared with a credit of $9.5 million in 1992 and an expense of $87.9 million in 1991. Included in the 1991 pension cost is a pension provision for workforce reductions of $106.3 million.

     Benefits Other Than Pension

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company did not prefund any of these postretirement benefits in 1993. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust was established for payment of health care benefits made to United Steelworkers of America ("USWA") retirees. Funding of the Trust will be made as claims are submitted for payment.

     The Company has adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992. FASB Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. The Company must be fully accrued for these postretirement benefits by the date each employee attains full eligibility for such benefits. In conjunction with the adoption of FASB Statement No. 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees (the "transition obligation").

     Prior to the adoption of FASB Statement No. 106, the cost of medical benefits for retired employees was expensed as incurred. For 1993 and 1992, the accrued expense for benefits other than pensions recorded in accordance with FASB Statement No. 106 exceeded the expense that would have been recorded under the prior accounting methods by $39 million ($25 million after tax) and $53 million ($33 million after tax), respectively.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The amount of net periodic postretirement benefit cost for 1993 and 1992 is composed of the following:

                                                                        1993         1992
                                                                        ----         ----
                                                                           DOLLARS IN
                                                                            MILLIONS
        Service cost................................................    $12          $11
        Interest cost...............................................     76           85
        Net amortization and deferral...............................     (2)          --
                                                                        ----         ----
        Total net periodic postretirement benefit cost..............    $86          $96
                                                                        ----         ----
                                                                        ----         ----

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                         DECEMBER 31
                                                                      ------------------
                                                                       1993        1992
                                                                      ------      ------
                                                                          DOLLARS IN
                                                                           MILLIONS
        Accumulated postretirement benefit obligation attributable to:
          Retirees................................................    $  500      $  525
          Fully eligible plan participants........................       191         208
          Other active plan participants..........................       252         279
                                                                      ------      ------
        Accumulated postretirement benefit obligation.............       943       1,012
          Unrecognized net gain...................................        53          --
          Unrecognized prior service credit.......................        54          --
                                                                      ------      ------
        Accrued postretirement benefit obligation.................    $1,050      $1,012
                                                                      ------      ------
                                                                      ------      ------

     Any net gain or loss in excess of 10 percent of the accumulated post retirement benefit obligation will be amortized over the remaining service period of active plan participants.

     In 1993, in connection with the Company's new labor agreement with the USWA, the postretirement medical benefit plan covering union employees was amended, effective August 1, 1993, to provide for employee co-payments and increased deductibles. As a result of these plan amendments, the Company remeasured its postretirement benefit obligation under FASB Statement No. 106, as of August 1, 1993. This remeasurement incorporated the effect of the union contract changes as well as the effects of changes in actuarial assumptions to reflect more current information regarding claim costs, census data and interest rate factors.

     The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

                                                         1992                    1993
                                                     ------------     --------------------------
                                                     DECEMBER 31      AUGUST 1      DECEMBER 31
                                                     ------------     ---------     ------------
        Discount rate.............................        9.0%          7.35%           7.25%
        Rate of compensation increase.............        5.0%           5.0%            5.0%
        Medical cost trend rate...................       9%-5%          7%-5%           7%-5%
        Year ultimate rate reached................        1997           1996            1996

     A one percentage point increase in the assumed health care cost trend rates for each future year increases annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of December 31, 1993 by $12 million and $118 million, respectively.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Postemployment Benefits

     In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Adoption of the new Standard, which is required by the first quarter of 1994, is not anticipated to have a material impact on results of operations or the financial position of the Company.

NOTE 7/INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. As a result of adopting Statement No. 109, the Company recorded a $31.3 million charge reflecting the cumulative effect of the change on prior years. The Company is now required to record deferred tax assets and liabilities on its balance sheet as compared with the Company's past practice under APB Opinion No. 11 and Industries' former tax-sharing agreement under which no such recording was required. Pursuant to the former tax-sharing agreement with Industries, the Company paid Industries a charge in lieu of Federal income taxes only in those years in which the Company had regular taxable income or alternative minimum taxable income and the Industries group incurred a current Federal income tax liability. In addition, for purposes of determining the charge in lieu of Federal income taxes to the Company, the tax-sharing agreement recognized that the Company was entitled to utilize the full benefits of the NOL carryforwards and general business and other credit carryforwards that existed as of May 1, 1986 (the date of formation of Industries as a holding company for the Company and its subsidiaries). In 1991, the Company was credited $.3 million due entirely to its share of Industries' AMT liability.

     To comply with the provisions of FASB Statement No. 109, a new tax-sharing agreement was adopted under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Companies with taxable losses record current income tax credits not to exceed current income tax charges recorded by profitable companies. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group.

     The elements of the provisions for income taxes for each of the three years indicated below were as follows:

                                                               1993        1992       1991
                                                               -----      ------      ----
                                                                   DOLLARS IN MILLIONS
        Current income taxes:
          Federal...........................................   $15.5Cr.   $  6.3Cr.   $ .3Cr.
          State and foreign.................................      .1          --        .9Cr.
                                                               -----      ------      ----
                                                                15.4Cr.      6.3Cr.    1.2Cr.
        Deferred income taxes...............................    29.9Cr.     94.0Cr.     --
                                                               -----      ------      ----
               Total tax benefit............................   $45.3Cr.   $100.3Cr.   $1.2Cr.
                                                               -----      ------      ----
                                                               -----      ------      ----

- ---------------
Cr. = Credit

     In accordance with FASB Statement No. 109, the Company adjusted its deferred tax assets and liabilities for the effect of the change in the corporate Federal income tax rate from 34 to 35 percent, effective January 1, 1993. A credit to income of $9 million, which includes the effect of the rate change on deferred tax asset and liability balances as of January 1, 1993 as well as the effect on 1993 tax benefits recorded by the Company prior to the enactment date of August 10, 1993, was recorded in the third quarter of 1993.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                          DECEMBER 31
                                                                        ---------------
                                                                        1993       1992
                                                                        ----       ----
                                                                          DOLLARS IN
                                                                           MILLIONS
        Deferred tax assets (excluding postretirement benefits other than pensions):
             Net operating loss and tax credit carryforwards.........   $324       $289
             Restructuring and termination reserves..................     92         81
             Other deductible temporary differences..................     78         73
             Less: Valuation allowances..............................     (9)       (13)
                                                                        ----       ----
                                                                         485        430
                                                                        ----       ----
        Deferred tax liabilities:
          Fixed asset basis difference...............................    388        345
          Other taxable temporary differences........................     76         64
                                                                        ----       ----
                                                                         464        409
                                                                        ----       ----
             Net deferred asset excluding postretirement benefits
               other than pensions...................................     21         21
        FASB Statement No. 106 impact (postretirement benefits other
          than pensions).............................................    396        366
                                                                        ----       ----
             Net deferred asset......................................   $417       $387
                                                                        ----       ----
                                                                        ----       ----

     For tax purposes, the Company had available, at December 31, 1993, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of approximately $837 million which will expire as follows: $72 million in year 2000, $114 million in year 2005, $288 million in year 2006, $258 million in year 2007, and $105 million in 2008. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $18 million, which expire during the years 1994 through 2006. A valuation allowance of $9 million has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available minimum tax credit carryforwards for tax purposes of approximately $13 million, which may be used indefinitely to reduce regular Federal income taxes.

     The Company believes that it is more likely than not that the $837 million of NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below.

     The NOL carryforwards and existing deductible temporary differences (excluding those relating to FASB Statement No. 106) are substantially offset by existing taxable temporary differences reversing within the carryforward period. Furthermore, any such recorded tax benefits which would not be so offset are expected to be realized by achieving future profitable operations based on the following:

     First, the Company launched a turnaround strategy to improve performance by implementing a cost reduction program and enhancing asset utilization. This resulted in a $205 million restructuring provision in 1991 to write off uneconomic facilities and provide for future workforce reductions at the Company.

     Second, in 1992 the Company completed a major plant and equipment investment program that amounted to approximately $1.3 billion since 1988. This included the joint ventures of I/N Tek and I/N Kote and major upgrades to facilities in the flat products and bar business. As expected, these facility upgrades

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

resulted in significant start-up costs and disruptions to operations that negatively impacted financial results. By year-end 1993, all facilities except the 12-inch Bar Mill reached their design capabilities. This major investment program also shifts the product mix to higher value-added products which historically have not experienced significant price volatility. Consequently, the Company is now positioned with modern facilities that will enhance its ability to generate taxable profits.

     Finally, the Company operates in a highly cyclical industry and consequently has had a history of generating and then fully utilizing significant amounts of NOL carryforwards.

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992 as a cumulative effect charge in 1992 (Note 6). This adoption resulted in a $366 million deferred tax asset at December 31, 1992, and future annual charges under FASB Statement No. 106 are expected to continue to exceed deductible amounts for many years. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

     While not affecting the determination of deferred income taxes for financial reporting purposes, at December 31, 1993, the Company had available for AMT purposes approximately $270 million of NOL carryforwards which will expire as follows: $113 million in 2006 and $157 million in 2007.

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the Federal corporate tax rate as follows:

                                                                     YEARS ENDED DECEMBER
                                                                              31
                                                                     --------------------
                                                                     1993           1992
                                                                     -----         ------
                                                                     DOLLARS IN MILLIONS
        Federal income tax benefit computed at statutory tax rate
          of 35% in 1993 and 34% in 1992..........................   $36.8Cr.      $ 92.5Cr.
        Additional taxes or credits from:
          State and local income taxes, net of Federal income tax
             effect...............................................      .8            2.0Cr.
          Percentage depletion....................................     2.2Cr.         4.1Cr.
          Change in Federal statutory rate........................     9.3Cr.          --
          All other, net..........................................     2.2            1.7Cr.
                                                                     -----         ------
               Total income tax benefit...........................   $45.3Cr.      $100.3Cr.
                                                                     -----         ------
                                                                     -----         ------

- ---------------
Cr. = Credit

     Due to the existence of the former tax-sharing agreement, such reconciliation does not provide meaningful information for 1991 and has therefore been omitted.

NOTE 8/TRANSACTIONS WITH NIPPON STEEL CORPORATION

     On December 18, 1989, Industries sold 185,000 shares of its Series F Exchangeable Preferred Stock to NS Finance III, Inc., an indirectly wholly owned subsidiary of Nippon Steel Corporation ("NSC"), for $1,000 per share. With respect to Industries stockholder voting, such preferred stock entitles the holder to

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
30.604 votes per share, which number may be adjusted from time to time upon the occurrence of certain events. The following is a summary of the Company's relationships with NSC.

     I/N Tek, a general partnership formed for a joint venture between the Company and NSC, owns and operates a cold-rolling facility that commenced operations in early 1990. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The cost of the facility was $525 million, of which $111.6 million was contributed by the subsidiary of the Company and $74.4 million by the subsidiary of NSC, with the balance borrowed by I/N Tek from three Japanese trading companies. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold-rolled steel. Under the tolling arrangement, the Company was charged $141.2 million, $122.6 million and $95.0 million in 1993, 1992 and 1991, respectively, for such tolling services. NSC has the right to purchase up to 400,000 tons of cold-rolled steel from the Company in each year at market-based negotiated prices, up to half of which may be steel processed by I/N Tek. Purchases of Company products by a subsidiary of NSC aggregated $157.8 million, $123.0 million and $100.6 million during 1993, 1992 and 1991, respectively. At year-end 1993 and 1992, a subsidiary of NSC owed the Company $8.2 million and $7.1 million, respectively, related to these purchases.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The facility commenced operations in the fourth quarter of 1991 and became fully operational in the third quarter of 1992, with the cost of the project being $554 million. Permanent financing for the project, as well as for capitalized interest and a portion of the working capital, was provided by third-party long-term financing, by capital contributions of the two partners of $60 million each and by subordinated partner loans of $30 million each. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $516 million outstanding under its long-term financing agreement at December 31, 1993. Additional working capital requirements were met by partner loans and by third-party credit arrangements. I/N Kote is required to buy all of its cold-rolled steel from the Company, which is required to furnish such cold-rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10 percent after operating and financing costs; this price is subject to an upward adjustment if the Company's return on sales is less than I/N Kote's return on sales. Purchases of Company cold-rolled steel by I/N Kote aggregated $191.7 million in 1993 and $99.3 million in 1992. At year-end 1993, I/N Kote owed the Company $35.5 million related to these purchases. Prices of cold-rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. During 1993, the Company sold cold-rolled steel to I/N Kote at a price that approximated its cost of production compared with 1992 when such sales were at less than its cost of production. I/N Kote also provides tolling services to the Company for which it was charged $29.1 million in 1993. The Company sells all I/N Kote products that are distributed in North America.

     The Company and NSC have entered into various agreements pursuant to which NSC has provided technical services and licenses of proprietary steel technology with respect to specific Company research and engineering projects. Pursuant to such agreements, the Company incurred costs of $3.7 million, $4.1 million and $7.0 million for technical services and related administrative costs for services provided during 1993, 1992 and 1991, respectively.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 9/INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 12 1/2% interest (25% interest in 1991) in Walbridge Electrogalvanizing Company and 13 3/4% interest in Wabush Mines. I/N Tek and I/N Kote are joint ventures with NSC (see Note 8). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire and Wabush are iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. and Canadian steel companies. On June 30, 1992, the Company sold one-half of its interest in Walbridge, resulting in a $22.5 million pre-tax gain. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity (50% at year-end 1991). Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                               1993        1992        1991
                                                             --------    --------    --------
                                                                  DOLLARS IN MILLIONS
        RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER
          31:
          Gross revenue..................................     $956.7      $740.8      $595.4
          Costs and expenses.............................      945.1       748.3       586.8
                                                              ------      ------      ------
          Net income (loss)..............................     $ 11.6      $ (7.5)     $  8.6
                                                              ------      ------      ------
                                                              ------      ------      ------
        FINANCIAL POSITION AT DECEMBER 31:
          Current assets.................................   $  279.7    $  203.2    $  137.3
          Total assets...................................    1,925.9     1,949.9     1,875.8
          Current liabilities............................      241.6       174.0       145.0
          Total liabilities..............................    1,545.5     1,511.7     1,428.4
          Net assets.....................................      380.4       438.2       447.4

NOTE 10/COMMITMENTS AND CONTINGENCIES

     The Company guarantees payment of principal and interest on its 40% share of the long-term debt of Empire Iron Mining Partnership requiring principal payments of approximately $7.6 million annually through 1996. At year-end 1993, the Company also guaranteed $34.5 million of long-term debt attributable to a subsidiary's interest in PCI Associates.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the full amount of its annual limestone needs or one million gross tons minimum, whichever is greater, through 2002.

     The Company and its subsidiaries have various operating leases for which minimum lease payments are estimated to total $288.3 million through 2018, including approximately $45.0 million in 1994, $40.5 million in 1995, $37.4 million in 1996, $36.0 million in 1997, and $32.7 million in 1998. Included in the above amounts is a total of $154 million, approximately $20 million per year, related to the lease of a caster facility that the Company plans to buy-out in 1994. Upon completion of the transaction, the total and five year estimates provided should be reduced accordingly. The Company will also record additional long-term debt of

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

approximately $63 million as part of the transaction, the interest and principal of which will be paid on through 2001.

     It is anticipated that the Company will make expenditures of $20 million in 1994, $13 million in 1995, and $5 million to $10 million annually in each of the three years thereafter for the construction, and have ongoing annual expenditures of $40 million to $50 million for the operation, of air and water pollution control facilities to comply with current Federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1993, the Company's reserves for environmental liabilities totaled $19 million related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, approximated $12 million at year-end 1993.

NOTE 11/RELATED PARTY TRANSACTIONS

     Industries has established procedures for charging its administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for 1993, 1992 and 1991 totaled $24.2 million, $25.4 million and $25.2 million, respectively.

     There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For 1993, 1992 and 1991, the Company's net interest expense to companies within the Industries group totaled $8.0 million, $5.1 million and $18.6 million, respectively.

     The Company sells to and purchases products from other companies within the Industries group of companies at prevailing market prices. These transactions for the indicated years are summarized as follows:

                                                                  1993      1992      1991
                                                                 ------    ------    ------
                                                                    DOLLARS IN MILLIONS
        Net product sales.....................................   $173.6    $116.8    $137.5
        Net product purchases.................................     16.3      14.5      11.9

NOTE 12/CONCENTRATION OF CREDIT RISK

     The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. Approximately 76% of the sales were to customers in five mid-American states, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to General Motors Corporation approximated 12% of consolidated net sales in 1993 and 1992, and 11% in 1991. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 13/CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                   1993
                                              -----------------------------------------------
                                               FIRST        SECOND        THIRD       FOURTH
                                              QUARTER       QUARTER      QUARTER      QUARTER
                                              -------       -------      -------      -------
                                                            DOLLARS IN MILLIONS
        Net sales..........................   $ 520.7       $ 566.2      $ 539.9      $ 548.1
        Gross profit or (loss).............     (26.2)         19.3         33.8         13.2
        Net income or (loss)...............     (34.4)         (7.5)         9.9        (27.7)*

                                                                   1992
                                              -----------------------------------------------
                                               FIRST        SECOND        THIRD       FOURTH
                                              QUARTER       QUARTER      QUARTER      QUARTER
                                              -------       -------      -------      -------
                                                            DOLLARS IN MILLIONS
        Net sales..........................   $ 492.9       $ 506.5      $ 455.1      $ 446.5
        Gross profit or (loss).............     (31.3)         (8.9)       (42.3)       (91.7)
        Net loss...........................    (648.4)**      (10.6)       (47.3)       (75.0)

- ---------------
 * Includes facility shutdown provision of $22.3 million, $14.7 million after tax.
** Includes cumulative effect of changes in accounting principles of $(609.6) million.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                         OTHER
                                                                                        CHANGES
                                             BALANCE AT                                ----------     BALANCE
                                             BEGINNING     ADDITIONS    RETIREMENTS     INCREASE       AT END
CLASSIFICATION                                OF YEAR       AT COST      OR SALES      (DECREASE)     OF YEAR
- --------------                               ----------    ---------    -----------    ----------     --------
                                                               YEAR ENDED DECEMBER 31, 1993
                                             -----------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral
     properties...........................    $  122.4      $    .3       $    .7        $   --       $  122.0
  Buildings, machinery and equipment......     3,361.1         85.5         137.6          (1.6)(A)    3,307.8
                                                                                             .4 (B)
  Transportation equipment................       130.9           .3           1.9            --          129.3
  Property under capital leases--primarily
     machinery and equipment..............        42.8           --            --            --           42.8
                                             ----------    ---------    -----------    ----------     --------
       Total..............................    $3,657.2      $  86.1       $ 140.2        $ (1.2)      $3,601.9
                                             ----------    ---------    -----------    ----------     --------
                                             ----------    ---------    -----------    ----------     --------
                                                               YEAR ENDED DECEMBER 31, 1992
                                             -----------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral
     properties...........................    $  121.3      $   1.2       $    .1        $   --       $  122.4
  Buildings, machinery and equipment......     3,380.5         53.1          65.0          (2.6)(A)    3,361.1
                                                                                           (4.9)(B)
  Transportation equipment................       138.7           .1           7.9            --          130.9
  Property under capital leases--primarily
     machinery and equipment..............        42.8           --            --            --           42.8
                                             ----------    ---------    -----------    ----------     --------
       Total..............................    $3,683.3      $  54.4       $  73.0        $ (7.5)      $3,657.2
                                             ----------    ---------    -----------    ----------     --------
                                             ----------    ---------    -----------    ----------     --------
                                                               YEAR ENDED DECEMBER 31, 1991
                                             -----------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral
     properties...........................    $  118.5      $   3.3       $    .5        $   --       $  121.3
  Buildings, machinery and equipment......     3,349.3        119.2          86.7          (1.3)(A)    3,380.5
  Transportation equipment................       143.7          2.1           7.1            --          138.7
  Property under capital leases--primarily
     machinery and equipment..............        42.0           .1            --            .7 (B)       42.8
                                             ----------    ---------    -----------    ----------     --------
       Total..............................    $3,653.5      $ 124.7       $  94.3        $  (.6)      $3,683.3
                                             ----------    ---------    -----------    ----------     --------
                                             ----------    ---------    -----------    ----------     --------

NOTES:
(A) Reflects the change in book value of rolls, annealing covers and convector plates.
(B) Transfer between property, plant and equipment and other assets and other miscellaneous adjustments.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

     SCHEDULE VI - RESERVE FOR DEPRECIATION, AMORTIZATION AND DEPLETION OF
                         PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                     OTHER
                                                                                    CHANGES
                                           BALANCE AT                              ----------       BALANCE AT
                                           BEGINNING     ADDITIONS   RETIREMENTS    INCREASE          END OF
CLASSIFICATION                              OF YEAR       AT COST     OR SALES     (DECREASE)          YEAR
- --------------                             ----------    ---------   -----------   ----------       ----------
                                                              YEAR ENDED DECEMBER 31, 1993
                                           -------------------------------------------------------------------
DEPRECIATION, AMORTIZATION, DEPLETION:
  Land improvements and mineral
     properties...........................  $   63.0      $   2.1      $    .3       $   --          $   64.8
  Buildings, machinery and equipment......   2,064.2        103.2        126.6         (1.3)(A)       2,039.5
  Transportation equipment................     118.9          4.1          1.3           --             121.7
  Property under capital leases--primarily
     machinery and equipment..............      33.7          1.6           --           --              35.3
                                           ----------    ---------   -----------   ----------       ----------
                                             2,279.8        111.0        128.2         (1.3)          2,261.3
  Allowance for terminated facilities
     costs................................     106.2          7.7          6.8          1.3 (A)         108.4
                                           ----------    ---------   -----------   ----------       ----------
     Total................................  $2,386.0      $ 118.7      $ 135.0       $   --          $2,369.7
                                           ----------    ---------   -----------   ----------       ----------
                                           ----------    ---------   -----------   ----------       ----------
                                                              YEAR ENDED DECEMBER 31, 1992
                                           -------------------------------------------------------------------
DEPRECIATION, AMORTIZATION, DEPLETION:
  Land improvements and mineral
     properties...........................  $   60.9      $   2.1      $    --       $   --          $   63.0
  Buildings, machinery and equipment......   2,026.2         99.9         62.0           .1 (A)       2,064.2
  Transportation equipment................     121.2          5.2          7.3          (.2)(A)         118.9
  Property under capital leases--primarily
     machinery and equipment..............      31.7          2.1           --          (.1)(A)          33.7
                                           ----------    ---------   -----------   ----------       ----------
                                             2,240.0        109.3         69.3          (.2)          2,279.8
  Allowance for terminated facilities
     costs................................      97.3         11.6          2.7           --             106.2
                                           ----------    ---------   -----------   ----------       ----------
     Total................................  $2,337.3      $ 120.9      $  72.0       $  (.2)         $2,386.0
                                           ----------    ---------   -----------   ----------       ----------
                                           ----------    ---------   -----------   ----------       ----------
                                                              YEAR ENDED DECEMBER 31, 1991
                                           -------------------------------------------------------------------
DEPRECIATION, AMORTIZATION, DEPLETION:
  Land improvements and mineral
     properties...........................  $   58.9      $   2.0      $    --       $   --          $   60.9
  Buildings, machinery and equipment......   2,016.4         87.3         75.0         (2.5)(A)       2,026.2
  Transportation equipment................     120.6          5.6          5.2           .2 (A)         121.2
  Property under capital leases--primarily
     machinery and equipment..............      27.6          3.8           --           .3 (A)          31.7
                                           ----------    ---------   -----------   ----------       ----------
                                             2,223.5         98.7         80.2         (2.0)          2,240.0
  Allowance for terminated facilities
     costs................................      15.0         85.0          2.7           --              97.3
                                           ----------    ---------   -----------   ----------       ----------
     Total................................  $2,238.5      $ 183.7      $  82.9       $ (2.0)         $2,337.3
                                           ----------    ---------   -----------   ----------       ----------
                                           ----------    ---------   -----------   ----------       ----------

NOTES:
(A) Reclassification among indicated reserve accounts and other miscellaneous adjustments.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                            SCHEDULE VIII--RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              PROVISIONS FOR ALLOWANCES
                             CLAIMS AND DOUBTFUL ACCOUNTS
                ------------------------------------------------------
   YEARS        BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
   ENDED        BEGINNING       CHARGED         FROM          END OF
DECEMBER 31      OF YEAR       TO INCOME      RESERVES         YEAR
- -----------     ----------     ---------     ----------     ----------
    1993          $ 18.4         $12.3          $1.8(A)       $ 22.9
                                                $6.0(B)

    1992          $ 25.0         $ 4.0          $4.5(A)       $ 18.4
                                                $6.1(B)

    1991          $ 24.5         $11.0          $2.1(A)       $ 25.0
                                                $8.4(B)

NOTES:
(A) Bad debts written off during year.
(B) Allowances granted during year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                FOR YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                             WEIGHTED
                                              MAXIMUM         AVERAGE        AVERAGE
                                              AMOUNT          AMOUNT         INTEREST
   YEARS        CATEGORY OF     BALANCE     OUTSTANDING     OUTSTANDING        RATE
   ENDED        SHORT-TERM      AT END      DURING THE      DURING THE      DURING THE
DECEMBER 31     BORROWINGS      OF YEAR        YEAR          YEAR (A)        YEAR (B)
- -----------     -----------     -------     -----------     -----------     ----------
   1993                              --            --             --             --
   1992             Bank             --       $  40.0          $13.4            4.9%
   1991             Bank             --       $ 100.0          $64.0            6.3%

NOTES:
(A) The average outstanding amount was computed by aggregating the daily balances of short-term debt outstanding and dividing the aggregate by the number of days in the year.
(B) The weighted average interest rate during the year was computed by dividing interest expense on short-term debt by the average short-term debt outstanding during the year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             SCHEDULE X--SUPPLEMENTARY PROFIT AND LOSS INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              DOLLARS IN MILLIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                        1993      1992      1991
                                                                       ------    ------    ------
Maintenance and repairs.............................................   $157.3    $162.9    $159.9
                                                                       ------    ------    ------
                                                                       ------    ------    ------
Taxes, other than payroll and income taxes:
  Real estate and personal property.................................   $ 42.1    $ 43.7    $ 39.3
  Excise, sales and use, and other..................................     10.0      10.0      10.3
                                                                       ------    ------    ------
                                                                       $ 52.1    $ 53.7    $ 49.6
                                                                       ------    ------    ------
                                                                       ------    ------    ------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT                                                                                SEQUENTIAL
NUMBER                                   DESCRIPTION                                    PAGE NO.
- -------  ---------------------------------------------------------------------------   ----------
3.(i)    Copy of Certificate of Incorporation, as amended, of the Company. (Filed as
         Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992, and incorporated by reference herein.)                         --
3.(ii)   Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3-B to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         1992, and incorporated by reference herein.)                                      --
4.A      Copy of First Mortgage Indenture, dated April 1, 1928, between the Company
         (the "Steel Company") and First Trust and Savings Bank and Melvin A.
         Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),
         B-1(d) and B-1(e), filed with Steel Company's Registration Statement on
         Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel
         Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit
         B-1(h), filed with Steel Company's Current Report on Form 8-K dated January
         18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on
         Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April,
         1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's
         Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit
         1, filed with Steel Company's Current Report on Form 8-K for the month of
         November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of
         March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on
         Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel
         Company's Current Report on Form 8-K for the month of July, 1957; (xiii)
         Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's
         Current Report on Form 8-K for the month of December, 1967; (xv) the
         Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the
         month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current
         Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January,
         1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with
         Steel Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv)
         Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the
         Steel Company's Registration Statement on Form S-2 (No. 33-43393); and
         (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K
         dated June 23, 1993.                                                              --
4.B      Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
         1928, between the Company and First Trust and Savings Bank and Melvin A.
         Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture.
         (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and
         incorporated by reference herein.)                                                --
24       Powers of attorney.........................................................