Form 10-Q
period 1994-03-31
INLAND STEEL CO
filed 1994-05-12
CIK 50548

                                                            FIRST QUARTER - 1994



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1994

                                       or

           [_] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                           -------------------------


                         Commission file number 1-2438

                I.R.S. Employer Identification Number 36-1262880


                              INLAND STEEL COMPANY

                            (a Delaware Corporation)

                             30 West Monroe Street
                            Chicago, Illinois 60603
                           Telephone:  (312) 346-0300


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 9, 1994.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                                       Dollars in Millions
                                                       -------------------
                                                        Three Months Ended
                                                             March 31
                                                       -------------------
                                                        1994         1993
                                                       ------       ------
NET SALES                                              $590.9       $520.7
                                                       ------       ------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                                     539.3        520.8
 Selling, general and administrative expenses             9.5          9.9
 Depreciation                                            28.5         26.7
                                                       ------       ------

      Total                                             577.3        557.4
                                                       ------       ------

OPERATING PROFIT (LOSS)                                  13.6        (36.7)

General corporate expense, net of income items            3.0          4.2
Interest and other expense on debt                       13.3         15.4
                                                       ------       ------

LOSS BEFORE INCOME TAXES                                 (2.7)       (56.3)

PROVISION FOR INCOME TAXES                                 .8Cr.      21.9Cr.
                                                       ------        -----

NET LOSS                                               $ (1.9)      $(34.4)
                                                       ======       ======

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- - ---------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------

                                                                    Dollars in Millions
                                                                    -------------------
                                                                     Three Months Ended
                                                                          March 31
                                                                    -------------------
                                                                      1994       1993
                                                                    --------   --------
OPERATING ACTIVITIES
  Net loss                                                           $ (1.9)    $(34.4)
                                                                     ------     ------
  Adjustments to reconcile net loss to net cash
    provided from (used for) operating activities:
    Depreciation                                                       28.5       26.7
    Deferred employee benefit cost                                     11.4       11.3
    Deferred income taxes                                              (1.7)     (10.4)
    Change in:    Receivables                                           9.2      (24.2)
                  Receivables from related companies                      -       (8.7)
                  Inventories                                           8.9       34.0
                  Accounts payable                                    (29.6)     (25.7)
                  Payables to related companies                        (4.6)      (7.6)
                  Accrued salaries and wages                           (1.5)      (3.3)
                  Other accrued liabilities                            11.4       13.9
    Other deferred items                                                5.8        6.5
                                                                     ------     ------
      Net adjustments                                                  37.8       12.5
                                                                     ------     ------
      Net cash provided from (used for) operating activities           35.9      (21.9)
                                                                     ------     ------
INVESTING ACTIVITIES
  Capital expenditures                                                (92.1)      (7.5)
  Investments in joint ventures                                         4.7      (31.4)
  Proceeds from sales of assets                                          .2        1.0
                                                                     ------     ------
      Net cash used for investing activities                          (87.2)     (37.9)
                                                                     ------     ------
FINANCING ACTIVITIES
  Additional contributed capital                                      110.0       75.0
  Long-term debt retired                                              (75.8)      (5.5)
  Change in notes payable to related companies                         23.6       (2.3)
  Dividends paid                                                       (6.5)      (6.5)
                                                                     ------     ------
      Net cash provided from financing activities                      51.3       60.7
                                                                     ------     ------
Net increase in cash and cash equivalents                                 -         .9
Cash and cash equivalents - beginning of year                             -          -
                                                                     ------     ------
Cash and cash equivalents - end of period                            $    -     $   .9
                                                                     ======     ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest (net of amount capitalized)                             $  5.0     $  7.2
    Income taxes, net                                                     -          -
  Non-cash investing and financing activities:
    Long-term debt acquired in purchase of assets                      63.3          -

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET
================================================================================


                                                                             Dollars in Millions
                                                                    --------------------------------------
ASSETS                                                                March 31, 1994    December 31, 1993
- - ------                                                              ------------------  ------------------
                                                                        (unaudited)
 CURRENT ASSETS
  Cash and cash equivalents                                                   $      -            $      -
  Receivables                                                                    221.0               230.2
  Inventories - principally at LIFO
   In process and finished products                                 $   57.1            $   55.6
   Raw materials and supplies                                           33.6      90.7      44.0      99.6
                                                                    --------            --------
  Deferred income taxes                                                           32.0                32.0
                                                                              --------            --------
     Total current assets                                                        343.7               361.8
 INVESTMENTS IN AND ADVANCES
  TO JOINT VENTURES                                                              200.1               211.5
 PROPERTY, PLANT AND EQUIPMENT
  Valued on basis of cost                                            3,756.6             3,601.9
  Less: Reserve for depreciation,
         amortization and depletion                                  2,289.7             2,261.3
        Allowance for terminated facilities                            108.4   1,358.5     108.4   1,232.2
                                                                    --------            --------

 DEFERRED INCOME TAXES                                                           386.3               384.6

 OTHER ASSETS                                                                     21.1                20.6
                                                                              --------            --------
     Total Assets                                                             $2,309.7            $2,210.7
                                                                              ========            ========
LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
 CURRENT LIABILITIES
  Accounts payable                                                            $  178.2            $  207.8
  Payables to related companies
   Notes                                                                          71.5                47.9
   Trade & other                                                                   4.4                 9.0
  Accrued liabilities                                                            167.9               158.0
  Long-term debt due within one year                                              67.6                86.2
                                                                              --------            --------
     Total current liabilities                                                   489.6               508.9
 LONG-TERM DEBT                                                                  481.4               475.3
 DEFERRED EMPLOYEE BENEFITS                                                    1,119.7             1,108.3
 OTHER CREDITS                                                                    53.7                54.5
                                                                              --------            --------
     Total liabilities                                                         2,144.4             2,147.0
STOCKHOLDER'S EQUITY (Schedule A)                                                165.3                63.7
                                                                              --------            --------
     Total Liabilities and Stockholder's Equity                               $2,309.7            $2,210.7
                                                                              ========            ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1994 and for the three-month periods ended March 31, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $4.7 million and $4.8 million by Industries for the first quarter of 1994 and 1993, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1994 totaled $1.4 million as compared to $2.5 million for the first quarter of 1993.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                               Dollars in Millions
                               -------------------
                                  Three Months
                                 Ended March 31
                               -------------------
                                  1994     1993
                               --------- ---------

  Net Product Sales              $52.7     $44.4
  Net Product Purchases            4.6       4.2


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $38 million at March 31, 1994 compared with $12 million at December 31, 1993.

ITEM 2.



            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Comparison of First Quarter 1994 to First Quarter 1993
- - ------------------------------------------------------------------------------


      The Company reported a consolidated net loss of $1.9 million in the first quarter of 1994 compared with a consolidated net loss of $34.4 million in the 1993 first quarter.

      Consolidated net sales improved 13.5 percent in the 1994 quarter to $591 million, due to a 9.8 percent increase in average selling price and a 3.7 percent increase in volume. First quarter 1994 operating profit of $13.6 million represented a significant improvement from the $36.7 million operating loss reported in the 1993 quarter. The principal reason for the improvement was the increase in average selling price per ton. Operating cost per ton was held relatively constant despite being negatively impacted by the severe weather in January and underperformance in plate operations.

      During the first quarter of 1994, the Company redeemed all $75 million of outstanding Series O, P and Q First Mortgage Bonds and acquired the equity interest in the operating lease of the No. 2 Basic Oxygen Furnace Shop continuous casters for $83 million. In connection with such purchase, the Company recorded $63 million of debt. In March, the Company called approximately $47.5 million of caster-related debt for prepayment on May 6, which debt was prepaid on such date.

      Inland Steel Industries, Inc., made capital contributions totaling $110 million to the Company during the 1994 first quarter compared with capital contributions of $75 million in the year-ago period.

Subsequent Event
- - ----------------

      In early May, the Company called all remaining debt related to its continuous caster facility (approximately $48 million) for prepayment on November 7, 1994.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits.

  3(i)  Copy of Restated Certificate of Incorporation of the Company.  (Filed as
        Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

  3(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3-B to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

  4-A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii)
        Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the Company's Current Report on Form-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993.

  4-B Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and incorporated by reference herein.)



  (b)  Reports on Form 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURE
                                   ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INLAND STEEL COMPANY



                                     By /s/  Olivia M. Thompson
                                        ---------------------------------------
                                             Olivia M. Thompson
                                             Controller and
                                               Chief Accounting Officer



Date:  May 12, 1994

                                                            Part I -- Schedule A
                                                            --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDER'S EQUITY
================================================================================


                                                                      Dollars in Millions
                                                          ----------------------------------------------

                                                           March 31, 1994             December 31, 1993
                                                           --------------           ----------------------
                                                             (unaudited)
STOCKHOLDER'S EQUITY
- - --------------------

 Series A preferred stock ($1 par value)
    - 10 shares issued and outstanding                                  $      -                 $      -

 Series B preferred stock ($1 par value)
    - 50 shares issued and outstanding                                         -                        -

 Series C preferred stock ($1 par value)
    - 50 shares issued and outstanding                                         -                        -

 Common stock ($1 par value)
    - 980 shares issued and outstanding                                        -                        -

 Additional paid-in capital                                              1,194.5                  1,084.5

 Accumulated Deficit
     Balance beginning of year                            $(1,020.8)                $(935.3)

     Net loss                                                  (1.9)                  (59.7)

     Dividends                                                 (6.5)    (1,029.2)     (25.8)     (1,020.8)
                                                          ---------     --------     ------      --------

        Total Stockholder's Equity                                     $   165.3                $    63.7
                                                                       =========                =========
