Form 10-Q
period 1994-06-30
INLAND STEEL CO
filed 1994-08-11
CIK 50548

                                                           SECOND QUARTER - 1994



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                    -------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1994

                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                For the transition period from __________ to __________

                                    -------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                          -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 8, 1994.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                                      Dollars in Millions
                                          ---------------------------------------------
                                          Three Months Ended         Six Months Ended
                                                June 30                   June 30
                                          ------------------       --------------------
                                           1994        1993          1994        1993
                                          ------      ------       --------    --------

NET SALES                                 $643.2      $566.2       $1,234.0    $1,086.9
                                          ------      ------       --------    --------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                        554.3       520.4        1,093.5     1,041.2
 Selling, general and
  administrative expenses                   11.5        11.2           21.0        21.1
 Depreciation                               30.7        27.2           59.2        53.9
                                          ------      ------       --------    --------

     Total                                 596.5       558.8        1,173.7     1,116.2
                                          ------      ------       --------    --------

OPERATING PROFIT (LOSS)                     46.7         7.4           60.3       (29.3)

General corporate expense,
  net of income items                        1.7         2.9            4.7         7.1
Interest and other expense on debt          13.8        16.2           27.1        31.6
                                          ------      ------       --------    --------

INCOME (LOSS) BEFORE INCOME TAXES           31.2       (11.7)          28.5       (68.0)

PROVISION FOR INCOME TAXES                  11.1         4.2Cr.        10.3        26.1Cr.
                                          ------      ------       --------    --------

NET INCOME (LOSS)                         $ 20.1      $ (7.5)      $   18.2    $  (41.9)
                                          ======      ======       ========    ========



                 See notes to consolidated financial statements


                             INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                      (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
========================================================================================================

                                                                                     Dollars in Millions
                                                                                     -------------------
                                                                                      Six Months Ended
                                                                                           June 30
                                                                                     -------------------
                                                                                        1994      1993
                                                                                      -------    ------
OPERATING ACTIVITIES
 Net income (loss)                                                                    $  18.2    $(41.9)
                                                                                      -------    ------
 Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation                                                                           59.2      53.9
  Deferred income taxes                                                                  11.9     (12.4)
  Deferred employee benefit cost                                                         23.1      23.4
  Change in: Receivables                                                                  9.1     (28.4)
             Receivables from related companies                                             -      (4.7)
             Inventories                                                                (19.1)     36.0
             Accounts payable                                                           (36.1)      1.6
             Payables to related companies                                               (2.6)     (7.6)
             Accrued salaries and wages                                                   9.2       (.3)
             Other accrued liabilities                                                   (6.3)       .9
  Other deferred items                                                                    4.8       4.2
                                                                                      -------    ------
   Net adjustments                                                                       53.2      66.6
                                                                                      -------    ------
   Net cash provided from operating activities                                           71.4      24.7
                                                                                      -------    ------
INVESTING ACTIVITIES
 Capital expenditures                                                                  (101.7)    (18.4)
 Investments in and advances to joint ventures, net                                       8.8     (33.1)
 Proceeds from sales of assets                                                            1.7       1.4
                                                                                      -------    ------
   Net cash used for investing activities                                               (91.2)    (50.1)
                                                                                      -------    ------
FINANCING ACTIVITIES
 Additional contributed capital                                                         110.0      75.0
 Long-term debt issued                                                                   19.7      39.3
 Long-term debt retired                                                                (153.9)    (53.3)
 Change in notes payable to related companies                                            56.9     (22.7)
 Dividends paid                                                                         (12.9)    (12.9)
                                                                                      -------    ------
   Net cash provided from financing activities                                           19.8      25.4
                                                                                      -------    ------
Net increase in cash and cash equivalents                                                   -         -
Cash and cash equivalents - beginning of year                                               -         -
                                                                                      -------    ------
Cash and cash equivalents - end of period                                             $     -    $    -
                                                                                      =======    ======
SUPPLEMENTAL DISCLOSURES
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)                                                $  27.9    $ 31.5
  Income taxes, net                                                                      (5.8)     (5.3)
 Non-cash investing and financing activities:
  Long-term debt acquired in purchase of assets                                          63.3         -


                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET
================================================================================


                                                                          Dollars in Millions
                                                     ------------------------------------------------------------
ASSETS                                                     June 30, 1994                     December 31, 1993
- - ------                                               ------------------------              ----------------------
                                                            (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                         $      -                            $      -
   Receivables                                                          221.1                               230.2
   Inventories - principally at LIFO
     In process and finished products                $   81.9                              $   55.6
     Raw materials and supplies                          36.8           118.7                  44.0          99.6
                                                     --------                              --------
   Deferred income taxes                                                 33.7                                32.0
                                                                     --------                            --------
       Total current assets                                             373.5                               361.8
 INVESTMENTS IN AND ADVANCES
   TO JOINT VENTURES                                                    194.6                               211.5
 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                            3,766.2                               3,601.9
   Less: Reserve for depreciation,
          amortization and depletion                  2,320.5                               2,261.3
         Allowance for terminated facilities            108.4         1,337.3                 108.4       1,232.2
                                                     --------                              --------

 DEFERRED INCOME TAXES                                                  371.0                               384.6
 OTHER ASSETS                                                            21.6                                20.6
                                                                     --------                            --------
       Total Assets                                                  $2,298.0                            $2,210.7
                                                                     ========                            ========
LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
 CURRENT LIABILITIES
   Accounts payable                                                  $  171.7                            $  207.8
   Payables to related companies
     Notes                                                              104.8                                47.9
     Trade & other                                                        6.4                                 9.0
   Accrued liabilities                                                  160.9                               158.0
   Long-term debt due within one year                                    60.8                                86.2
                                                                     --------                            --------
       Total current liabilities                                        504.6                               508.9
 LONG-TERM DEBT                                                         430.1                               475.3
 DEFERRED EMPLOYEE BENEFITS                                           1,131.4                             1,108.3
 OTHER CREDITS                                                           52.9                                54.5
                                                                     --------                            --------
       Total liabilities                                              2,119.0                             2,147.0
 STOCKHOLDER'S EQUITY (Schedule A)                                      179.0                                63.7
                                                                     --------                            --------
       Total Liabilities and Stockholder's Equity                    $2,298.0                            $2,210.7
                                                                     ========                            ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1994 and for the three-month and six-month periods ended June 30, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $9.3 million and $9.6 million by Industries for the first six months of 1994 and 1993, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1994 totaled $3.3 million as compared to $4.9 million for the first six months of 1993.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                       Dollars in Millions
                            ----------------------------------------
                               Three Months           Six Months
                               Ended June 30         Ended June 30
                            -------------------    -----------------
                            1994           1993     1994        1993
                            -----         -----    ------      -----
   Net Product Sales        $54.3         $49.3    $107.0      $93.7
   Net Product Purchases      5.0           4.2       9.6        8.4


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $48 million at June 30, 1994 compared with $12 million at December 31, 1993.

ITEM 2.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Comparison of First Six Months 1994 to First Six Months 1993

   The Company reported consolidated net income of $18.2 million in the first six months of 1994 compared with a consolidated net loss of $41.9 million in the like 1993 period. An $89.6 million increase in operating profit was the principal factor leading to the improvement.

   Net sales of $1.23 billion were 14 percent higher in the 1994 first half as improved average selling price accounted for 10 percent of the increase, while shipments increased 4 percent to 2,592,000 tons. The higher average selling price was the principal reason the reported operating profit of $60.3 million in the first half increased from the operating loss of $29.3 million in the comparable 1993 period.

   In the first six months of 1994, Inland Steel Industries, Inc. made $110 million in capital contributions to the Company.

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

      4-A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946;
           (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957;
           (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967;
           (xv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970;
           (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977;
           (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983;
           (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993.

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



    (b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURE
                                   ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND STEEL COMPANY



                                   By   Olivia M. Thompson
                                        ---------------------------------
                                        Olivia M. Thompson
                                        Controller and
                                          Chief Accounting Officer



Date:  August 10, 1994


                                                                          Part I -- Schedule A
                                                                          --------------------

                       INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                              SUMMARY OF STOCKHOLDER'S EQUITY
==============================================================================================

                                                           Dollars in Millions
                                               -----------------------------------------------
                                                   June 30, 1994          December 31, 1993
                                               ---------------------   -----------------------
                                                    (unaudited)

STOCKHOLDER'S EQUITY
- - --------------------

 Series A preferred stock ($1 par value)
  - 10 shares issued and outstanding                       $       -                  $      -

 Series B preferred stock ($1 par value)
  - 50 shares issued and outstanding                               -                         -

 Series C preferred stock ($1 par value)
  - 50 shares issued and outstanding                               -                         -

 Common stock ($1 par value)
  - 980 shares issued and outstanding                              -                         -

 Additional paid-in capital                                  1,194.5                    1,084.5

 Retained earnings
   Balance beginning of year                   $(1,020.8)               $(935.3)

   Net income (loss)                                18.2                  (59.7)

   Dividends                                       (12.9)   (1,015.5)     (25.8)       (1,020.8)
                                               ---------   ---------   --------       ---------

       Total Stockholder's Equity                          $   179.0                  $    63.7
                                                           =========                  =========