Form 10-Q
period 1994-09-30
INLAND STEEL CO
filed 1994-11-10
CIK 50548

                                                         THIRD QUARTER - 1994



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                    -------


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1994

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the transition period from ______ to ______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 7, 1994.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
==============================================================================

                                                    Dollars in Millions
                                            --------------------------------
                                          Three Months Ended    Nine Months Ended
                                             September 30         September 30
                                       --------------------  ----------------------
                                          1994      1993       1994       1993
                                         ------    ------     -------    --------
NET SALES                               $613.5     $539.9     $1,847.6   $1,626.8
                                        ------     ------     --------   --------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                      530.7      477.7      1,624.3    1,518.9
 Selling, general and
  administrative expenses                 10.3       11.0         31.4       32.1
 Depreciation                             30.3       29.0         89.5       82.9
                                        ------     ------     --------   --------
     Total                               571.3      517.7      1,745.2    1,633.9
                                        ------     ------     --------   --------

OPERATING PROFIT (LOSS)                   42.2       22.2        102.4       (7.1)

General corporate expense,
  net of income items                      2.1        4.4          6.8       11.5
Interest and other expense on debt        13.3       14.9         40.3       46.5
                                        ------     ------     --------   --------
INCOME (LOSS) BEFORE INCOME TAXES         26.8        2.9         55.3      (65.1)

PROVISION FOR INCOME TAXES                10.1        7.0Cr.      20.3       33.1Cr.
                                        ------     ------     --------   --------
NET INCOME (LOSS)                       $ 16.7     $  9.9     $   35.0   $  (32.0)
                                        ======     ======     ========   ========


                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
=============================================================================

                                                                     Dollars in Millions
                                                                     -------------------
                                                                      Nine Months Ended
                                                                          September 30
                                                                -----------------------------
                                                                        1994           1993
                                                                    -----------      --------
OPERATING ACTIVITIES
   Net income (loss)                                                    $  35.0      $  (32.0)
                                                                        -------      --------
   Adjustments to reconcile net income (loss) to net
     cash provided from operating activities:
     Depreciation                                                          89.5          82.9
     Deferred income taxes                                                 24.1         (20.8)
     Deferred employee benefit cost                                        33.5          27.9
     Change in:  Receivables                                                8.4          (9.9)
                 Inventories                                              (69.5)         23.7
                 Accounts payable                                          (3.2)        (22.4)
                 Payables to related companies                              2.9          (2.5)
                 Accrued salaries and wages                                  .6          (3.4)
                 Other accrued liabilities                                  9.5          13.8
     Other deferred items                                                  (5.5)          3.3
                                                                        -------      --------
       Net adjustments                                                     90.3          92.6
                                                                        -------      --------
       Net cash provided from operating activities                        125.3          60.6
                                                                        -------      --------
INVESTING ACTIVITIES
   Capital expenditures                                                  (123.3)        (44.1)
   Investments in and advances to joint ventures, net                      10.7          (5.0)
   Proceeds from sales of assets                                            1.8           2.3
                                                                        -------      --------
       Net cash used for investing activities                            (110.8)        (46.8)
                                                                        -------      --------
FINANCING ACTIVITIES
   Additional contributed capital                                         110.0         150.0
   Long-term debt issued                                                   19.7          39.3
   Long-term debt retired                                                (159.3)        (58.7)
   Change in notes payable to related companies                            34.5        (106.1)
   Dividends paid                                                         (19.4)        (19.4)
                                                                        -------      --------
       Net cash provided from (used for) financing activities             (14.5)          5.1
                                                                        -------      --------
Net increase in cash and cash equivalents                                     -          18.9
Cash and cash equivalents - beginning of year                                 -             -
                                                                        -------      --------
Cash and cash equivalents - end of period                               $     -      $   18.9
                                                                        =======      ========
SUPPLEMENTAL DISCLOSURES
   Cash paid (received) during the period for:
     Interest (net of amount capitalized)                               $  32.7      $   38.7
     Income taxes, net                                                     (8.8)         (5.3)
   Non-cash investing and financing activities:
     Long-term debt acquired in purchase of assets                         63.3             -

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                           CONSOLIDATED BALANCE SHEET
=============================================================================

                                                                        Dollars in Millions
                                                   ---------------------------------------------------------------
ASSETS                                                 September 30, 1994                   December 31, 1993
- - ------                                             ---------------------------         ---------------------------
                                                               (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                          $      -                            $      -
   Receivables                                                           221.8                               230.2
   Inventories - principally at LIFO
     In process and finished products               $  112.8                            $   55.6
     Raw materials and supplies                         56.3             169.1              44.0              99.6
   Deferred income taxes                            --------              34.8          --------              32.0
   Deferred income taxes                                              --------                            --------
       Total current assets                                              425.7                               361.8
 INVESTMENTS IN AND ADVANCES
    TO JOINT VENTURES                                                    197.7                               211.5
 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                           3,789.6                             3,601.9
   Less: Reserve for depreciation,
           amortization and depletion                2,350.8                             2,261.3
         Allowance for terminated facilities           108.4           1,330.4             108.4           1,232.2
                                                    --------                            --------

 DEFERRED INCOME TAXES                                                   357.7                               384.6
 OTHER ASSETS                                                             24.1                                20.6
                                                                      --------                            --------
       Total Assets                                                   $2,335.6                            $2,210.7
                                                                      ========                            ========
LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
 CURRENT LIABILITIES
   Accounts payable                                                   $  204.6                            $  207.8
   Payables to related companies
     Notes                                                                82.4                                47.9
     Trade & other                                                        11.9                                 9.0
   Accrued liabilities                                                   168.1                               158.0
   Long-term debt due within one year                                     57.7                                86.2
                                                                      --------                            --------
       Total current liabilities                                         524.7                               508.9
 LONG-TERM DEBT                                                          427.7                               475.3
 DEFERRED EMPLOYEE BENEFITS                                            1,141.8                             1,108.3
 OTHER CREDITS                                                            52.1                                54.5
                                                                      --------                            --------
       Total liabilities                                               2,146.3                             2,147.0
 STOCKHOLDER'S EQUITY (Schedule A)                                       189.3                                63.7
                                                                      --------                            --------
       Total Liabilities and Stockholder's Equity                     $2,335.6                            $2,210.7
                                                                      ========                            ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
=============================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1994 and for the three-month and nine-month periods ended September 30, 1994 and 1993 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $14.0 million and $16.7 million by Industries for the first nine months of 1994 and 1993, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first nine months of 1994 totaled $5.3 million as compared to $7.0 million for the first nine months of 1993.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                      Dollars in Millions
                            ----------------------------------------
                               Three Months         Nine Months
                            Ended September 30   Ended September 30
                            -------------------  -------------------
                             1994        1993      1994       1993
                            ------      ------   -------     -------
   Net Product Sales         $43.5       $44.3    $150.5      $138.0
   Net Product Purchases       4.5         4.2      14.1        12.6


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $53 million at September 30, 1994 compared with $12 million at December 31, 1993.

ITEM 2.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Comparison of First Nine Months 1994 to First Nine
- - --------------------------------------------------------------------------
Months 1993
- - -----------

   The Company reported consolidated net income of $35.0 million in the first nine months of 1994 compared with a consolidated net loss of $32.0 million in the comparable 1993 period. The principal factor leading to the improvement was a $109.5 million increase in operating profit.

   Net sales increased 14 percent to $1.85 billion in the first nine months of 1994 as a result of improved average selling price, which contributed 8 percent of the increase, and higher shipment levels, which added 6 percent. The improvement in average selling price was the principal reason that operating profit increased to $102.4 million in the first nine months of 1994 from an operating loss of $7.1 million in the year-earlier period.

   In the first half of 1994, Inland Steel Industries, Inc. made $110 million in capital contributions to the Company.

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

   4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946;
          (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957;
          (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967;
          (xv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970;
          (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978;
          (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the the Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993.

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

   27     Financial Data Schedule.

   (b)    Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURE
                                   ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INLAND STEEL COMPANY



                                       By  Olivia M. Thompson
                                           ----------------------------------
                                           Olivia M. Thompson
                                           Vice President, Finance
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)


Date:  November 10, 1994

                                                          Part I -- Schedule A
                                                          --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDER'S EQUITY
==============================================================================

                                                                        Dollars in Millions
                                               -----------------------------------------------------------------------
                                                      September 30, 1994                       December 31, 1993
                                               -------------------------------         -------------------------------
                                                         (unaudited)
STOCKHOLDER'S EQUITY
- - --------------------

  Series A preferred stock ($1 par value)
    -  10 shares issued and outstanding                        $       -                               $      -

  Series B preferred stock ($1 par value)
    -  50 shares issued and outstanding                                -                                      -

  Series C preferred stock ($1 par value)
    -  50 shares issued and outstanding                                -                                      -

  Common stock ($1 par value)
    -  980 shares issued and outstanding                               -                                      -

  Additional paid-in capital                                     1,194.5                                1,084.5

  Accumulated deficit
    Balance beginning of year                   $(1,020.8)                              $(935.3)

    Net income (loss)                                35.0                                 (59.7)

    Dividends                                       (19.4)      (1,005.2)                 (25.8)       (1,020.8)
                                                ---------      ---------                -------        --------
       Total Stockholder's Equity                              $   189.3                               $   63.7
                                                               =========                               ========