Form 10-K405
INLAND STEEL CO
filed 1995-03-29
CIK 50548

                                                                            1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

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

                                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                              ON WHICH REGISTERED
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 15, 1995 WAS 980, ALL OF WHICH SHARES WERE OWNED BY INLAND STEEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

OPERATIONS

  General
     The Company is directly engaged in the production and sale of steel and related products and the transportation of iron ore, limestone and certain other commodities (primarily for its own use) on the Great Lakes. Certain subsidiaries and associated companies of the Company are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and steel galvanizing lines. All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel products.

     The Company has two divisions -- the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and plate and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry. The Bar division closed its 28-inch structural mill in early 1991, completing the Company's withdrawal from the structural steel manufacturing business.

     The Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of the Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that began shipping commercial product in 1990 and reached its design capability in 1992. I/N Kote, owned equally by wholly owned subsidiaries of the Company and NSC (indirect in the case of NSC), operates two galvanizing lines which began start-up production in late 1991, became fully operational in the third quarter of 1992, and have operated near design capacity since August 1993. The Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

  Raw Steel Production and Mill Shipments

     The following table shows, for the five years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                                      RAW STEEL PRODUCTION
                                                                ---------------------------------
                                                                                  INLAND STEEL
                                                                INLAND STEEL    COMPANY AS A % OF
                                                                  COMPANY          U.S. STEEL
                                                                (000 TONS*)         INDUSTRY
                                                                ------------    -----------------
    1994.....................................................       5,309              5.5%**
    1993.....................................................       5,003              5.2
    1992.....................................................       4,740              5.2
    1991.....................................................       4,677              5.3
    1990.....................................................       5,339              5.5

---------------
 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company was reduced to 6.0 million net tons from 6.5 million net tons effective September 1, 1991, as the Company ceased making ingots. The basic oxygen process accounted for 94% of raw steel production of the Company in each of 1994 and 1993. The remainder of such production was accounted for by electric furnace.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1990 through 1994 was 5.2 million tons in 1994; 4.8 million tons in 1993; 4.3 million tons in 1992; 4.2 million tons in 1991; and 4.7 million tons in 1990. In 1994, sheet, strip, plate and certain related semi-finished products accounted for 86% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 14%.

     In 1994 and 1993, approximately 95% and 93%, respectively, of the shipments of the Flat Products division and 93% and 92%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 77% of the shipments of the Flat Products division and 84% of the shipments of the Bar division in 1994 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 75% and 83% in 1993. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     According to data from the American Iron and Steel Institute, steel imports to the United States in 1994 totaled approximately 30.1 million tons, compared with 19.5 million tons imported in 1993. Steel imports constituted approximately 24.7% of apparent domestic supply in 1994, compared with approximately 18.7% of apparent domestic supply in 1993. During 1984, the previous peak year for steel imports into the U.S., such imports accounted for 26.4% of apparent domestic supply.

     Many foreign steel producers are owned, controlled or subsidized by their governments. In 1992, Industries and certain domestic steel producers filed unfair trade petitions against foreign producers of certain bar, rod and flat-rolled products. During 1993, the International Trade Commission ("ITC") upheld final subsidy and dumping margins on essentially all of the bar and rod products and about half of the flat-rolled products, in each case based on the tonnage of the products against which claims were brought. Industries and certain domestic producers have filed formal appeals of the adverse ITC decisions in the U.S. Court of International Trade ("CIT") or similar jurisdictional bodies, and foreign producers have appealed certain of the findings against them. The CIT sustained the ITC in the bar and rod product cases and in the hot-rolled and cold-rolled flat product cases. Appeals are pending regarding the corrosion-resistant flat products. It is not certain how the ITC actions and the appeals have impacted imports of steel products into the United States or the price of such steel products.

     On December 15, 1993, President Clinton notified the U.S. Congress of his intent to enter into agreements resulting from the Uruguay Round of multilateral trade negotiations under the General Agreement on Tariffs and Trade. The key provisions applicable to domestic steel producers include an agreement to eliminate steel tariffs in major industrial markets, including the United States, and agreements regarding various subsidy and dumping practices as well as dispute settlement procedures. Legislation to implement the Uruguay Round agreement was enacted into federal law in December 1994. The agreement went into effect January 1, 1995.

     Primarily as a result of the influx of foreign steel imports and the depressed demand for domestic steel products that began in the early 1980s, certain facilities at the Indiana Harbor Works were permanently closed during the second half of the 1980s and the early 1990s and others were shut down for temporary periods. The 28-inch structural mill was closed in early 1991, reflecting a decision to withdraw from the structural steel markets. In late 1991 the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were closed either as part of a program to permanently reduce costs through the closure of uneconomic facilities or for environmental reasons. Provisions with respect to the shut-down of the structural mill were taken in 1987. Provisions for estimated costs incurred in connection with the closure of the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were made in 1991. Included in such provisions were costs associated with the Company's closure of its No. 11 Coke Oven Battery in June 1992. All remaining coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.)

     For the five years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. The table confirms that a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 53% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                                   PERCENTAGE OF TOTAL TONNAGE
                                                                        OF STEEL SHIPMENTS
                                                               ------------------------------------
                                                               1994    1993    1992    1991    1990
                                                               ----    ----    ----    ----    ----
    Steel Service Centers:
      Affiliates............................................     9 %     9 %     7 %     8 %     8 %
      Non-Affiliates........................................    20      22      22      24      20
                                                               ----    ----    ----    ----    ----
                                                                29      31      29      32      28
    Automotive..............................................    32      30      28      25      26
    Appliance...............................................     9       9       9       8       7
    Industrial, Electrical and Farm Machinery...............     8       7       8       9       9
    Construction and Contractors' Products..................     2       3       3       4       8
    Steel Converters/Processors.............................    12      13      18      12      15
    Other...................................................     8       7       5      10       7
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ====    ====    ====    ====    ====

     Some value-added steel processing operations that the Company does not have the capability to perform are performed by outside processors prior to shipment of certain products to the Company's customers. In 1994, approximately 23% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting, excluding products processed further by affiliates.

     Approximately 48% of the total tonnage of shipments by the Company during 1994 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 10% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1994.

     Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago; Southfield, Michigan; St. Louis; and Nashville, Tennessee. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

     See "Product Classes" below for information relating to the percentage of consolidated net sales accounted for by certain classes of similar products of steel manufacturing operations.

  Raw Materials

     The Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of the Company have varying interests -- the Empire Mine in Michigan, the Minorca Mine in Minnesota and the Wabush Mine in Labrador and Quebec, Canada. In recent years the Company has closed or terminated certain less cost-efficient iron ore mining operations. See "Properties Relating to Operations -- Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

     The following table shows (1) the iron ore pellets available to the Company, as of December 31, 1994, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1994 and 1993 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1994 and 1993.

                                                              IRON ORE
                                                        TONNAGES IN THOUSANDS
                                                       (GROSS TONS OF PELLETS)
                                                  ---------------------------------          % OF
                                                  AVAILABLE AS OF      PRODUCTION      REQUIREMENTS(1)
                                                   DECEMBER 31,      --------------    ----------------
                                                      1994(2)        1994     1993      1994      1993
                                                  ---------------    -----    -----    ------    ------
    INLAND STEEL MINING COMPANY PROPERTY
      Minorca -- Virginia, MN..................        66,000        2,717    2,577      41%       41%
    IRON ORE VENTURES AND LONG-TERM PURCHASE
      CONTRACTS
      Empire (40% owned) -- Palmer, MI;
      Wabush (13.75% owned) -- Wabush, Labrador
         and Pointe Noire, Quebec, Canada......       112,000        3,625    3,513      55        55
                                                  ---------------    -----    -----      --        --
           Total Iron Ore......................       178,000        6,342    6,090      96%       96%
                                                   ==========        =====    =====    =====     =====

---------------
(1) Production in excess of requirements was sold or added to stockpile. Requirements in excess of production were purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of the Company's coal requirements are satisfied from independent sources, with a portion of such requirements being met under a significant purchase contract. The contract requires the Company to purchase (subject to force majeure provisions) a total of 1,270,000 tons of metallurgical and/or steam coal at prices (intended to approximate market) determined with respect to certain cost factors. The term of the contract has been extended through year-end 1995, with the extension covering solely steam coal, due to the shutdown of the Company's coke batteries in December 1993. During 1994, the Company purchased 21% of its total coal requirements under such contract, representing 54% of its steam coal requirements.

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. The Company had entered into a contract (subject to force majeure provisions) to purchase 95% of the PCI facility's requirements for injection-quality coal through the term of the contract (which currently extends through year-end 1995 and is subject to extension by mutual agreement of the parties) at prices determined by annual good-faith negotiations. Early in 1994, the Company's obligation to purchase coal under this contract was suspended under the contract's force majeure provisions. As a result, 75% of the PCI facility's coal requirements in 1994 were provided through two short-term contracts. The balance of the Company's coal requirements was purchased from domestic sources under short-term purchase contracts.

     In December 1993, the last of the Company's coke-making facilities was permanently shut down. The Company entered into a long-term purchase contract extending through July 1999 that requires the Company to purchase 1,400,000 tons of coke on an annualized basis through the term of the contract at prices negotiated annually based on certain market determinants. The purchase requirement is subject to force majeure provisions. The term of the contract may be extended by mutual agreement of the parties. During 1994, the Company satisfied 72% of its total coke needs under such arrangement. The remainder of its purchased coke requirements was obtained through contracts with independent domestic sources.

     The Company's Michigan limestone and dolomite properties were sold in September 1990. As part of such sale, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the full amount of its annual limestone needs or one million gross tons, whichever is greater, through 1996, and the annual limestone needs of the Indiana Harbor Works from 1997 through 2002.

     Approximately 65% of the iron ore pellets and virtually all of the limestone received by the Company at its Indiana Harbor Works in 1994 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 17% of the Company's coal requirements were transported in its hopper cars by unit train in 1994. The remainder of the Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 20% of the Company's coke requirements in 1994 were transported in its own hopper cars, 40% in leased hopper cars, 26% in independent carrier-owned hopper cars, and 14% in independent carrier-owned river barges.

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

                                                     1994      1993      1992      1991      1990
                                                     ----      ----      ----      ----      ----
    Sheet, Strip and Plate........................    85%       88%       88%       89%       82%
    Bar and Structural............................    15        12        12        11        18
                                                     ----      ----      ----      ----      ----
                                                     100%      100%      100%      100%      100%
                                                     ===       ===       ===       ===       ===

     Sales to General Motors Corporation approximated 12% of consolidated net sales in each of 1994, 1993 and 1992, 11% in 1991, and 12% in 1990. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1994, are set forth below. Net capital additions during such period aggregated $300.5 million.

                                                                   DOLLARS IN MILLIONS
                                                  ------------------------------------------------------
                                                               RETIREMENTS                   NET CAPITAL
                                                  ADDITIONS     OR SALES      ADJUSTMENTS     ADDITIONS
                                                  ---------    -----------    -----------    -----------
    1994.......................................    $ 223.7       $  47.8         $ 2.0         $ 177.9
    1993.......................................       86.1         140.2          (1.2)          (55.3)
    1992.......................................       54.4          73.0          (7.5)          (26.1)
    1991.......................................      124.7          94.3           (.6)           29.8
    1990.......................................      219.1          46.3           1.4           174.2

     In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of the Company. Capital expenditures of $224 million in 1994 include $146 million related to the purchase of the No. 2 Basic Oxygen Furnace Shop caster facility which had previously been leased, including $83 million for the purchase of the equity interest plus assumption of $63 million of caster-related debt. The majority of the remaining capital expenditures was principally for new machinery and equipment related to maintaining or improving operations.

     In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately one-third is cold-rolled substrate for I/N Kote. The I/N Tek facility, located near New Carlisle, Indiana, became operational in April 1990 and reached its design capability in March 1992. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of the Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of the Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 900,000 tons. The electrogalvanizing line began start-up operations in September 1991 and the hot-dip galvanizing line began start-up operations in November 1991; the facility has been operating near design capability since August 1993. The Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from the Company, which supplies the substrate from the I/N Tek facility and the Company's Indiana Harbor Works.

     Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions -- Joint Ventures" in Industries' definitive Proxy Statement which will be furnished to stockholders of Industries in connection with its Annual Meeting scheduled to be held on May 24, 1995, and is incorporated by reference into Item 13 of this Report.

     In 1994, the Company and its subsidiaries made capital expenditures of $224 million. Such expenditures principally related to the purchase of the caster facility discussed above, with the majority of the remaining capital expenditures for new machinery and equipment related to maintaining or improving operations at the Indiana Harbor Works. The amount budgeted for 1995 capital expenditures by the Company and its subsidiaries is approximately $160 million. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by Industries. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1994 was approximately 10,200. At year-end, approximately 7,800 employees were represented by the United Steelworkers of America, of whom approximately 730 were on furlough or indefinite layoff. Total employment costs increased from $671 million in 1993 to $690 million in 1994, due primarily to profit-sharing provisions and increased pension expenses, offset in part by reduced health insurance costs.

     Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at the Company. As a result, employment was reduced by 20% by year-end 1994. The intended 25% reduction was not fully achieved by year-end 1994 principally because the Company continued operation of its plate mill, employing approximately 600 people. The plate mill will continue to operate as long as it remains economically viable.

     The current labor agreement between the Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provides a wage increase of $.50 per hour in 1995, a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million) and a potential bonus of up to $1,000 per employee (approximately $8 million in total) based on the Company's achieving $150 million of pre-tax income in 1995 adjusted to exclude the incremental FASB Statement No. 106 costs and such bonus. In addition, all active employees receive an additional week of vacation in 1994 and in 1996. The agreement provides for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. The agreement also provides for election of a Union designee acceptable to Industries' Board of Directors (one director elected at the May 25, 1994 Annual Meeting of Stockholders is such Union designee), restrictions on the ability of the Company to reduce the Union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

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

     By year-end 1993, the last of the Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated the closure of such remaining coke-making facilities at year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. The Company has entered into a long-term contract to satisfy the majority of its coke needs. (See "Raw Materials" above.) In addition, the Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing the Company's coke needs by approximately 25%. The facility achieved operation at its design capacity by year-end 1994. In addition, during 1994 the Company paid stipulated penalties of $184,000 pursuant to the provisions of the consent decree described above in connection with air emissions from the coke facilities.

     Capital spending for pollution control projects totaled $17 million in 1994, up from $7 million in 1993. Another $41 million was spent in 1994 to operate and maintain such equipment, versus $42 million a year earlier. During the five years ended December 31, 1994, the Company has spent $277 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $24 million in 1995. It is anticipated that the Company will make annual capital expenditures of $5 million to $10 million in each of the four years thereafter. In addition, the Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the results of operations or financial position of the Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which the Company is involved.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 69% of the energy consumed by the Company at the Indiana Harbor Works in 1994. In recent years the Company has purchased varying portions of its coke requirements from outside sources, purchasing approximately 100% in 1994 and 59% in 1993. See "Environment" above for a discussion of coke-making by the Company.

     Natural gas and fuel oil supplied approximately 29% of the energy requirements of the Indiana Harbor Works in 1994 and are used extensively by the Company at other facilities that it owns or in which it has an interest. The Company anticipates that utilization of the pulverized coal injection facility (see "Environment" above) will substantially reduce natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1994, the Company produced approximately 62% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

  Steel Production

     All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line, are held by the Company under leasing arrangements. The Company purchased the equity interest of the lessor of the No. 2 BOF Shop Caster Facility in March 1994 and assumed caster-related debt, which was repaid by year-end 1994. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the Caster Facility and leased equipment, is subject to the lien of the First Mortgage of the Company dated April 1, 1928, as amended and supplemented. See "Operations -- Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

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

     PCI Associates, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a pulverized coal injection facility on land located within the Indiana Harbor Works. The Company leases PCI Associates the land upon which the facility is located. Substantially all the property, plant and equipment owned by PCI Associates is subject to a lien securing related indebtedness. The PCI Associates facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     The Company owns three vessels for the transportation of iron ore and limestone on the Great Lakes, and a subsidiary of the Company owns a fleet of 404 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. See "Operations -- Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

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

     Iron Ore

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                                   ANNUAL
                                                                             PRODUCTION CAPACITY
                                                                              (IN THOUSANDS OF
                                                                                GROSS TONS OF
                    PROPERTY                           LOCATION                   PELLETS)
                                                                             -------------------
    Empire Mine............................   Palmer, Michigan                      8,100
    Minorca Mine...........................   Virginia, Minnesota                   2,700
    Wabush Mine............................   Wabush, Labrador and Pointe           4,500
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

OTHER PROPERTIES

     The Company and certain of its subsidiaries lease, under a long-term arrangement, approximately 15% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois (where the Company's principal executive offices are located), which property interest is adequate to serve the Company's present and anticipated needs.

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

ITEM 3. LEGAL PROCEEDINGS.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another three to five years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. Insurance coverage with respect to such corrective actions is not significant. In addition, during 1994 the Company paid stipulated penalties of $184,000 pursuant to the provisions of the consent decree in connection with air emissions from its coke facilities, which were permanently shutdown at year-end 1993.

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

     In 1994, the Company entered into an Agreed Order with the Indiana Department of Environmental Management ("IDEM") which resolved all outstanding Notices of Violation and other air emission issues at the Indiana Harbor Works raised by IDEM. The Agreed Order covers air emissions from coke oven batteries, steelmaking facilities and fugitive road dust and required the payment of a $572,000 cash penalty.

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

     The Company received a Special Notice of Potential Liability ("Special Notice") from IDEM on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that the Company may be a PRP and that the Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, the Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which the Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $178,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. The Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect the Company's financial position.

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company's 1994 net income of $53.9 million was a marked improvement from the 1993 net loss of $59.7 million. This was the Company's first reported net income and best operating profit performance since 1989.

     The following table summarizes selected earnings and other data:

                                                                  1994          1993
                                                                --------      --------
                                                                   DOLLARS AND TONS
                                                                     IN MILLIONS
          Net sales..........................................   $2,487.9      $2,174.9
          Operating profit (loss)............................      149.3         (28.2)
          Net income (loss)..................................       53.9         (59.7)
          Net tons shipped...................................        5.2           4.8

     Net sales increased 14 percent, 7 percent due to an increase in the volume of steel mill products shipped and 7 percent due to improved selling prices and mix. The recovering economy continued to provide strong demand for products containing steel and this demand was the principal factor leading to both increased volume and price. The 1993 financial results were negatively affected by approximately $30 million due to the unfavorable impact on steel operations of the scheduled outage of the largest blast furnace at the Indiana Harbor Works for a mini-reline. In addition, there was a $22.3 million charge taken for the early closure of the Company's remaining cokemaking facilities due to their inability to meet environmental regulations and deteriorating operating performance. Partially offsetting these unfavorable items was a $24 million LIFO profit recognition due to inventory reductions. The Company operated at 89 percent of its raw steelmaking capability in 1994, compared with 83 percent in 1993.

     The Company embarked in 1991 on a turnaround program to increase revenues and asset utilization, and significantly reduce its underlying cost base by year-end 1994. A restructuring charge in 1991 of $205 million provided for the write-off of facilities, an environmental reserve and the cost of an estimated 25 percent reduction in the workforce. Primarily due to the continued operation of its plate mill, the closure of which was anticipated in arriving at the targeted workforce reduction, the Company achieved only a 20 percent reduction in the workforce by year-end 1994. The 1994 effect of this program represents a savings of approximately $200 million in employment costs and $10 million in decreased depreciation expense. However, the savings from reduced employment was partially offset by increased wage and benefit costs.

     I/N Tek continued to operate near capacity and produce consistently high-quality steels. In August 1993, I/N Kote achieved near design capacity operations and, by year-end 1993, had achieved product qualification at all major customers. Under the I/N Kote partnership agreement, the Company supplies all of the steel for the joint venture and, with certain limited exceptions, is required to set the price of that steel to assure that I/N Kote's expenditures do not exceed its revenues. During 1993, the Company's sales prices approximated its costs of production, and in 1994, the prices exceeded production costs but were still less than the market prices for cold-rolled steel products. As I/N Kote expenditures include principal payments and provision for return on equity to the partners, the Company's ability to realize higher prices on its sales to I/N Kote depends on the facility continuing near-capacity operations and obtaining appropriate pricing for its products.

     The Company's remaining cokemaking facilities were closed by year-end 1993. The Company determined that it was uneconomical to repair the coke batteries sufficiently to continue cost-effective operations that would comply with current environmental laws. To replace Company-produced coke, the Company entered into a long-term supply contract and other arrangements to purchase coke. In addition, the Company and NIPSCO, a local utility, formed a joint venture which constructed and is operating a pulverized coal injection facility at the Indiana Harbor Works. This facility injects coal directly into the blast furnaces thereby reducing coke requirements. The joint venture commenced operations in the third quarter of 1993 and achieved design capacity by year-end 1994, reducing coke requirements by approximately 25 percent.

     FASB Statement No. 106 requires that the cost of retiree medical and life insurance benefits be accrued during the working years of each employee. Previously, retiree medical benefits were expensed as incurred after an employee's retirement. Adoption of this standard in 1992 did not and will not affect cash flow as liabilities for health care and life insurance benefits will continue to be paid as claims are submitted. The unfunded benefits liability reflected on the balance sheet as of December 31, 1994, was approximately $1.1 billion. The unfunded liability will continue to grow as long as accrual-basis costs exceed cash benefit payments. (See Note 7 to the consolidated financial statements for further details.)

     FASB Statement No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 1994, the Company had a net deferred tax asset of $364 million, which includes $398 million related to the temporary difference arising from the adoption of FASB Statement No. 106. While the Company believes it is more likely than not that taxable income generated through future profitable operations will be sufficient to realize all deferred tax assets, a secondary source of future taxable income could result from tax planning strategies, including the Company's option of changing from the LIFO method of accounting for inventories to the FIFO method (such change would have resulted in approximately $250 million of additional taxable income as of year-end 1994 which would serve to offset approximately $85 million of deferred tax assets) and selection of different tax depreciation methods. After assuming such change in accounting for inventories, the Company would need to recognize approximately $800 million of taxable income over the 15-year net operating loss carryforward period and the period in which the temporary difference related to the FASB Statement No. 106 obligation will reverse, in order to fully realize its net deferred tax asset. Additionally, in accordance with the Industries tax sharing agreement, if the Company is unable to use all of its allocated tax attributes (net operating loss carryforwards and tax credit carryforwards) in a given year but other companies in the Industries group are able to utilize them, then the Company will be paid for the use of its attributes. The Company believes that it is more likely than not that it will achieve such taxable income level. (See Note 8 to the consolidated financial statements for further details regarding this net deferred tax asset.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)2 of this report) of the Company called for by this Item, together with the Report of Independent Accountants dated February 20, 1995, are set forth on pages F-2 to F-19, inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Consolidated quarterly sales and earnings information for 1994 and 1993 is set forth in Note 14 of Notes to Consolidated Financial Statements (contained herein), which is hereby incorporated by reference into this Item.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

        1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-19, inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           Report of Independent Accountants.

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1994.

           Consolidated Statement of Cash Flows for the three years ended December 31, 1994.

           Consolidated Balance Sheet at December 31, 1994 and 1993.

           Schedules to Consolidated Financial Statements at December 31, 1994 and 1993, relating to:

               Property, Plant and Equipment.

               Long-Term Debt.

           Statement of Accounting and Financial Policies.

           Notes to Consolidated Financial Statements.

           Financial Statement Schedule II (Reserves) for the three years ended December 31, 1994.

        2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

     (C) EXHIBITS.

        3.(i)    Copy of Certificate of Incorporation, as amended, of the Company. (Filed as
                 Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992, and incorporated by reference herein.)
        3.(ii)   Copy of By-laws, as amended, of the Company.
        4.A      Copy of First Mortgage Indenture, dated April 1, 1928, between the Company
                 (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor,
                 as Trustees, and of supplemental indentures thereto, to and including the
                 Thirty-Second Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
                 filed with Steel Company's Registration Statement on Form A-2 (No. 2-1855);
                 (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration
                 Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel
                 Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit
                 B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February
                 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current
                 Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with
                 Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii)
                 Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current
                 Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and
                 August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel
                 Company's Current Report on Form 8-K for the month of July, 1956; (xii)
                 Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current
                 Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December,
                 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's
                 Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form
                 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel
                 Company's Current Report on Form 8-K for the month of September, 1975; (xix)
                 Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current
                 Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June
                 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv)
                 Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
                 Company's Registration Statement on Form S-2 (No. 33-43393); and (xxvii)
                 Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June
                 23, 1993.
        4.B      Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
                 1928, between the Company and First Trust and Savings Bank and Melvin A.
                 Traylor, as Trustees, as amended

                 and supplemented by all supplemental indentures thereto, to and including the
                 Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1
                 Registration Statement No. 2-9443, and incorporated by reference herein.)
        24       Powers of attorney.
        27       Financial Data Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND STEEL COMPANY

                                            By:        ROBERT J. DARNALL
                                                       Robert J. Darnall
                                                            Chairman

Date: March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                        DATE
------------------------------------   --------------------------------------------------------

              ROBERT J. DARNALL           Chairman and Director           March 28, 1995
         Robert J. Darnall

                   LILY L. MAY          Vice President -- Finance         March 28, 1995
                                        and Purchasing, Principal
            Lily L. May                   Financial Officer and
                                                Controller

          A. Robert Abboud                       Director
           James W. Cozad                        Director
         James A. Henderson                      Director
         Robert B. McKersie                      Director

                                                   By:     DAVID B. ANDERSON

       Maurice S. Nelson, Jr.                    Director

                                                           David B. Anderson

                                                           Attorney in-fact

         Donald S. Perkins                       Director

                                                            March 28, 1995

          Joshua I. Smith                        Director
          Nancy H. Teeters                       Director
          Raymond C. Tower                       Director
          Arnold R. Weber                        Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                OF INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                        ITEM                                            PAGE
-------------------------------------------------------------------------------------   -----
Report of Independent Accountants....................................................     F-2
Consolidated Statements of Operations and Reinvested Earnings for the three years
  ended December 31, 1994............................................................     F-3
Consolidated Statement of Cash Flows for the three years ended December 31, 1994.....     F-4
Consolidated Balance Sheet at December 31, 1994 and 1993.............................     F-5
Schedules to Consolidated Financial Statements at December 31, 1994 and 1993,
  relating to Property, Plant and Equipment, and Long-Term Debt......................     F-6
Statement of Accounting and Financial Policies.......................................     F-7
Notes to Consolidated Financial Statements...........................................     F-8
Financial Statement Schedule II (Reserves) for the three years ended December 31,
  1994...............................................................................    F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Inland Steel Company

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Inland Steel Company (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 7 and 8 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
February 20, 1995

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                              DOLLARS IN MILLIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1994           1993           1992
                                                        ---------      ---------      --------
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales............................................   $ 2,487.9      $ 2,174.9      $1,901.0
                                                        ---------      ---------      --------
Operating costs and expenses:
  Cost of goods sold (excluding depreciation)........     2,127.6        1,975.5       1,916.0
  Selling, general and administrative expenses.......        43.4           42.1          45.7
  Depreciation.......................................       117.4          111.1         109.2
  State, local and miscellaneous taxes...............        50.2           52.1          53.7
  Facility shutdown provision (Note 6)...............          --           22.3            --
  Gain on sale of partial interest in joint venture
     (Note 10).......................................          --             --         (22.5)
                                                        ---------      ---------      --------
       Total.........................................     2,338.6        2,203.1       2,102.1
                                                        ---------      ---------      --------
Operating profit (loss)..............................       149.3          (28.2)       (201.1)
Other expense:
  General corporate expense, net of income items.....         6.8           16.4          17.7
  Interest and other expense on debt.................        53.3           60.4          53.2
                                                        ---------      ---------      --------
Income (loss) before income taxes....................        89.2         (105.0)       (272.0)
Provision for income taxes (Note 8)..................        35.3           45.3Cr.      100.3Cr.
                                                        ---------      ---------      --------
Income (loss) before cumulative effect of changes in
  accounting principles..............................        53.9          (59.7)       (171.7)
Cumulative effect of changes in accounting principles
  Adoption of FASB 109 (Accounting for Income
     Taxes).............................................       --             --         (31.3)
  Adoption of FASB 106 (Employers' Accounting for
     Postretirement Benefits Other Than Pensions)....          --             --        (578.3)
                                                        ---------      ---------      --------
Net income (loss)....................................   $    53.9      $   (59.7)     $ (781.3)
                                                        =========      =========      ========
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Balance at beginning of year.......................   $(1,020.8)     $  (935.3)     $ (128.1)
  Net income (loss) for the year.....................        53.9          (59.7)       (781.3)
  Preferred dividends declared.......................       (25.8)         (25.8)        (25.9)
                                                        ---------      ---------      --------
  Accumulated deficit at end of year.................   $  (992.7)     $(1,020.8)     $ (935.3)
                                                        =========      =========      ========

                See notes to consolidated financial statements.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              DOLLARS IN MILLIONS

                                                                     INCREASE (DECREASE) IN CASH
                                                                      YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1994       1993       1992
                                                                    -------    -------    -------
OPERATING ACTIVITIES
Net income (loss)................................................   $  53.9    $ (59.7)   $(781.3)
                                                                    -------    -------    -------
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
  Depreciation...................................................     117.4      111.1      109.2
  Deferred employee benefit cost, including cumulative effect of
     change in accounting principle..............................      45.9       33.9      944.3
  Deferred income taxes..........................................      52.5      (29.9)    (386.7)
  Gain on sale of partial interest in joint venture..............        --         --      (22.5)
  Facility shutdown provision....................................        --       18.9         --
  Raw material joint venture costs...............................      (4.3)      (3.3)      (2.9)
  Change in:
     Receivables.................................................     (44.2)     (24.9)     (29.9)
     Inventories.................................................     (57.3)      12.8        5.9
     Accounts payable............................................      33.7       30.7       26.5
     Payables to related companies (other).......................      (1.1)       1.4       (1.2)
     Accrued salaries and wages..................................      10.1        (.2)      (1.8)
     Other accrued liabilities...................................     (17.5)       5.2       20.6
  Other deferred items...........................................     (30.1)      (4.4)      35.0
                                                                    -------    -------    -------
Net adjustments..................................................     105.1      151.3      696.5
                                                                    -------    -------    -------
Net cash provided from (used for) operating activities...........     159.0       91.6      (84.8)
                                                                    -------    -------    -------
INVESTING ACTIVITIES
Capital expenditures.............................................    (160.3)     (86.1)     (54.4)
Investments in and advances to joint ventures, net...............      23.7       (1.9)      (6.3)
Proceeds from sales of assets....................................       2.6        5.7       27.5
                                                                    -------    -------    -------
          Net cash used for investing activities.................    (134.0)     (82.3)     (33.2)
                                                                    -------    -------    -------
FINANCING ACTIVITIES
Additional paid-in capital -- Inland Steel Industries............     110.0      150.0       60.0
Long-term debt issued............................................      19.7       39.3         --
Long-term debt retired...........................................    (219.9)     (66.1)     (36.7)
Change in notes payable to related companies.....................      91.0     (106.7)     119.1
Dividends paid...................................................     (25.8)     (25.8)     (24.4)
                                                                    -------    -------    -------
          Net cash provided from (used for) financing
            activities...........................................     (25.0)      (9.3)     118.0
                                                                    -------    -------    -------
Net change in cash and cash equivalents..........................        --         --         --
Cash and cash equivalents -- beginning of year...................        --         --         --
                                                                    -------    -------    -------
Cash and cash equivalents -- end of year.........................   $    --    $    --    $    --
                                                                    =======    =======    =======
SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
  Interest (net of amount capitalized)...........................   $  54.4    $  59.9    $  52.2
  Income taxes, net..............................................     (14.5)     (21.1)      (2.7)
Non-cash investing and financing activities:
  Long-term debt acquired in purchase of assets..................      63.3         --         --

                See notes to consolidated financial statements.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
                           CONSOLIDATED BALANCE SHEET
                              DOLLARS IN MILLIONS

                                                                            AT DECEMBER 31,
                                                                         ----------------------
                                                                           1994         1993
                                                                         --------     ---------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $     --     $      --
  Receivables less provision for allowances, claims and doubtful accounts
     of $19.3 and $22.9, respectively..................................     274.4         230.2
  Inventories (Note 1).................................................     156.9          99.6
  Deferred income taxes (Note 8).......................................      28.0          32.0
                                                                         --------     ---------
          Total current assets.........................................     459.3         361.8
Investments in and advances to joint ventures..........................     204.9         211.5
Property, plant and equipment, at cost, less accumulated depreciation
  (see details page F-6)...............................................   1,339.8       1,232.2
Deferred income taxes (Note 8).........................................     336.1         384.6
Deferred charges and other assets......................................      21.8          20.6
                                                                         --------     ---------
          Total assets.................................................  $2,361.9     $ 2,210.7
                                                                          =======      ========
LIABILITIES
Current liabilities:
  Accounts payable.....................................................  $  241.5     $   207.8
  Payables to related companies:
     Notes.............................................................     139.0          47.9
     Other.............................................................       7.9           9.0
  Accrued liabilities:
     Salaries, wages and commissions...................................      67.7          57.6
     Taxes, other than Federal income taxes............................      59.3          64.1
     Interest on debt..................................................       6.6          10.1
     Terminated facilities costs and other (Note 6)....................      17.0          26.2
  Long-term debt due within one year...................................       6.6          86.2
                                                                         --------     ---------
          Total current liabilities....................................     545.6         508.9
Long-term debt (see details page F-6 and Note 3).......................     417.1         475.3
Allowance for terminated facilities costs and other (Note 6)...........      34.0          36.1
Deferred employee benefits (Note 7)....................................   1,154.2       1,108.3
Deferred income and other..............................................       9.2          18.4
                                                                         --------     ---------
          Total liabilities............................................   2,160.1       2,147.0
                                                                         --------     ---------
STOCKHOLDER'S EQUITY
Preferred stock, all series, 500 shares, $1.00 par value, authorized,
  aggregate liquidation value $238.2 in 1994 and 1993 (Note 4).........        --            --
Common stock, 2,000 shares, $1 par value, authorized, 980 shares issued
  and outstanding in 1994 and 1993 (Note 4)............................        --            --
Additional paid-in capital (Note 4)....................................   1,194.5       1,084.5
Accumulated deficit....................................................    (992.7)     (1,020.8)
                                                                         --------     ---------
          Total stockholder's equity...................................     201.8          63.7
                                                                         --------     ---------
          Total liabilities and stockholder's equity...................  $2,361.9     $ 2,210.7
                                                                          =======      ========

                See notes to consolidated financial statements.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DOLLARS IN MILLIONS

                                                                            AT DECEMBER 31,
                                                                        -----------------------
                                                                          1994           1993
                                                                        --------       --------
PROPERTY, PLANT AND EQUIPMENT:
Land, land improvements and mineral properties.......................   $  122.8       $  122.0
Buildings, machinery and equipment...................................    3,486.6        3,307.8
Transportation equipment.............................................      127.7          129.3
Property under capital leases -- primarily machinery and equipment...       42.7           42.8
                                                                        --------       --------
       Total.........................................................    3,779.8        3,601.9
Less --
  Accumulated depreciation...........................................    2,302.0        2,226.0
  Accumulated depreciation -- capital leases.........................       37.3           35.3
  Allowance for retirements and terminated facilities................      100.7          108.4
                                                                        --------       --------
       Net...........................................................   $1,339.8       $1,232.2
                                                                         =======        =======
LONG-TERM DEBT:
First Mortgage Bonds:
  Series R, 7.9% due January 15, 2007................................   $   72.5       $   87.9
  Series T, 12% due December 1, 1998.................................      125.0          125.0
  Pollution Control Series 1977, 5 3/4% due February 1, 2007.........       26.5           26.5
  Pollution Control Series 1978, 6 1/2% due May 15, 2008.............       52.0           52.0
  Pollution Control Series 1982B, 10 3/4% due December 1, 2012.......       17.0           17.0
  Pollution Control Series 1993, 6.8% due June 1, 2013...............       40.0           40.0
                                                                        --------       --------
       Total First Mortgage Bonds....................................      333.0          348.4
                                                                        --------       --------
Obligations for Industrial Development Revenue Bonds:
  Pollution Control Projects No. 3, 6 1/4% due April 1, 1999.........       10.0           12.0
  Pollution Control Project No. 4, 8 1/8%............................         --           20.0
  Pollution Control Project No. 9, 10% due November 1, 2011..........       38.0           38.0
  Pollution Control Project No. 11, 7 1/8% due June 1, 2007..........       20.0             --
Obligations under capital leases including Pollution Control Projects
  No. 1
  and No. 2 -- primarily at rates ranging from 5.9% to 12.6%, due
  through August 1, 1998.............................................       16.1           20.7
No. 2 BOF Shop Caster Project Debt, 9.4% and 11 1/4%.................         --           36.2
                                                                        --------       --------
       Total long-term debt..........................................   $  417.1       $  475.3
                                                                         =======        =======

                See notes to consolidated financial statements.

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

     The estimated costs of pension, medical, and life insurance benefits are determined annually by consulting actuaries. With the adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions," effective January 1, 1992, the cost of health care benefits for retirees, previously recognized as incurred, is now being accrued during their term of employment (see Note 7). Pensions are funded in accordance with ERISA requirements in a trust established under the plan. Costs for retired employee medical benefits and life insurance are funded when claims are submitted.

CASH EQUIVALENTS

     Cash equivalents reflected in the Statement of Cash Flows are highly liquid, short-term investments with maturities of three months or less. Cash management activities are performed by the Company's parent, Inland Steel Industries, Inc., and periodic cash transfers are made, thereby minimizing the level of cash maintained by the Company.

INCOME TAXES

     Effective January 1, 1992, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (see Note 8).

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INVENTORIES

     Inventories were classified on December 31 as follows:

                                                                             DECEMBER 31,
                                                                            ---------------
                                                                             1994     1993
                                                                            ------    -----
                                                                              DOLLARS IN
                                                                               MILLIONS
    In process and finished steel........................................   $ 92.1    $55.6
                                                                            ------    -----
    Raw materials and supplies:
      Iron ore...........................................................     34.7     25.3
      Scrap and other raw materials......................................     17.8      7.3
      Supplies...........................................................     12.3     11.4
                                                                            ------    -----
                                                                              64.8     44.0
                                                                            ------    -----
         Total...........................................................   $156.9    $99.6
                                                                            ======    =====

     During 1993, various inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current year costs. The effect of these liquidations on continuing operations was to decrease cost of goods sold by $24 million in 1993. The effect on cost of goods sold of LIFO liquidations in 1992 was not material.

     Replacement costs for the LIFO inventories exceeded LIFO values by approximately $248 million and $241 million on December 31, 1994 and 1993, respectively.

NOTE 2. BORROWING ARRANGEMENTS

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

NOTE 3. LONG-TERM DEBT

     The outstanding First Mortgage Bonds of Inland Steel Company are the obligation solely of the Company and have not been guaranteed or assumed by, or otherwise become the obligation of, Inland Steel Industries, Inc. ("Industries") or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds, the Pollution Control Series 1978 Bonds, and the Series R First Mortgage Bonds subject to a sinking fund. Substantially all the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a net book value of approximately $1.0 billion on December 31, 1994.

     During the second quarter of 1994, the Company refinanced $20 million of
8.125 percent pollution control revenue bonds bearing an interest rate of 7.125 percent. In addition, in June 1993, the Company refinanced $40 million of pollution control revenue bonds at an interest rate of 6.8 percent. The weighted average percentage rate of the refunded bonds was 9.9 percent.

     In 1994, the Company redeemed all $75 million of its outstanding Series O, P, and Q First Mortgage Bonds. At year-end 1993, all such remaining Bonds had been called for redemption and, accordingly, the

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding principal amount was classified as a current liability. The Company also acquired the equity interest in the operating lease of the No. 2 Basic Oxygen Furnace Shop continuous casters, assuming $63 million of debt. By year-end 1994, the assumed debt and approximately $40 million of other caster-related debt was repaid by the Company.

     The amended and supplemented Mortgage under which the First Mortgage 12% Bonds, Series T, were issued contains covenants limiting, among other things, the creation of additional indebtedness; the declaration and payment of dividends and distributions on the Company's capital stock; and the acquisition or retirement of any debt of the Company that is subordinate to the Series T Bonds.

     Maturities of long-term debt and capitalized lease obligations due within five years are: $6.6 million in 1995, $7.7 million in 1996, $7.9 million in 1997, $139.3 million in 1998, and $10.8 million in 1999. See Note 11 regarding commitments and contingencies for other scheduled payments.

     Interest cost incurred by the Company totaled $54.4 million in 1994, $63.3 million in 1993, and $63.4 million in 1992. Included in these totals is capitalized interest of $1.1 million in 1994, $2.9 million in 1993, and $10.2 million in 1992.

NOTE 4. CAPITAL STOCK

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

                                                                     BEFORE         AFTER
                                                                   -----------    ---------
     Authorized shares..........................................        No Par    $1.00 Par
       Preferred stock..........................................    15,000,000          500
       Common stock.............................................    60,000,000        2,000
     Issued and outstanding shares..............................        No Par    $1.00 Par
       Series A Preferred stock.................................       295,094           10
       Series B Preferred stock.................................     1,497,500           50
       Series C Preferred stock.................................     1,500,000           50
       Common stock.............................................    29,399,207          980

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

     Cash dividends on Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $360,000 per share. The shares have a liquidation value of $3,000,000 per share plus any accrued and unpaid

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dividends. The shares are redeemable at the Company's option at a price (plus accrued and unpaid dividends) declining from $3,306,000 for the one-year period commencing December 1, 1994 to $3,000,000 beginning December 1, 2011. The Series C Preferred Stock is also exchangeable at the Company's option on any dividend payment date for the Company's 12% subordinated debentures due December 1, 2016, at a rate of $3,000,000 principal amount of debentures for each share of Series C Preferred Stock.

NOTE 5. DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Derivatives

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies, and in foreign currency exchange rates related to firm commitments regarding a Canadian raw material joint venture. Gains and losses associated with these hedging transactions become part of the cost of the item being hedged. At no time during 1994 or 1993 were such hedging transactions material.

     Long-term debt

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $420 million at December 31, 1994 and $583 million at December 31, 1993 as compared with the carrying value of $424 million and $562 million included in the balance sheet at year-end 1994 and 1993, respectively.

NOTE 6. PROVISIONS FOR FACILITIES SHUTDOWN

     In 1993, the Company recorded a facility shutdown provision of $22.3 million which covered costs associated with the earlier than planned closure of the Company's cokemaking facilities. Of the amount provided, $7.7 million related to the write-off of assets with the remainder provided for various expenditures associated with the shutdown of the facility, including personnel costs.

     The Company has taken initiatives to reduce its production costs by shutdown of certain Indiana Harbor Works facilities and raw materials operations. Reserve balances related to provisions recorded in prior years for these shutdowns, which include long-term liabilities for mine reclamation costs and employee benefits, totaled $133.8 million, $149.7 million and $140.7 million at December 31, 1994, 1993 and 1992, respectively.

NOTE 7. RETIREMENT BENEFITS

     Pensions

     The Inland Steel Industries Pension Plan and Pension Trust, which covers certain employees of the Company, also covers certain employees of Industries and of certain of Industries' other subsidiaries. The plan is a non-contributory defined benefit plan with pensions based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay or on job class) for all other wage employees, including members of the United Steelworkers union. Because the fair value of pension plan assets pertains to all participants in the plan, no separate determination of the fair value of such assets is made solely with respect to the Company. At year-end 1994 and 1993, the

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

actuarial present value of benefits for service rendered to date and the fair value of plan assets available for benefits for the Industries consolidated group were as follows:

                                                                             DECEMBER 31,
                                                                           ----------------
                                                                            1994      1993
                                                                           ------    ------
                                                                              DOLLARS IN
                                                                               MILLIONS
    Fair value of plan assets...........................................   $1,652    $1,794
                                                                           ------    ------
    Actuarial present value of benefits for service rendered to date:
      Accumulated Benefit Obligation based on compensation to date......    1,641     1,960
      Additional benefits based on estimated future compensation
         levels.........................................................       98       117
                                                                           ------    ------
         Projected Benefit Obligation...................................    1,739     2,077
                                                                           ------    ------
    Plan assets shortfall to Projected Benefit Obligation...............   $  (87)   $ (283)
                                                                           ======    ======

     In 1993, Industries recorded an additional minimum pension liability of $122.1 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed. In 1994, the additional minimum pension liability and corresponding intangible asset were no longer required.

     A weighted average discount (settlement) rate of 8.8% in 1994 and 7.25% in 1993 was used in the determination of the actuarial present value of benefits.

     Pension cost for the Company for 1994 was $25.2 million compared with a credit of $5.6 million in 1993 and $9.5 million in 1992.

     Benefits Other Than Pension

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust was established for payment of health care benefits made to United Steelworkers of America ("USWA") retirees. Funding of the Trust will be made as claims are submitted for payment.

     The Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992. FASB Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. The Company must be fully accrued for these postretirement benefits by the date each employee attains full eligibility for such benefits. In conjunction with the adoption of FASB Statement No. 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees (the "transition obligation").

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

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The amount of net periodic postretirement benefit cost for 1994, 1993 and 1992 is composed of the following:

                                                                       1994     1993     1992
                                                                       ----     ----     ----
                                                                        DOLLARS IN MILLIONS
    Service cost....................................................   $12      $12      $11
    Interest cost...................................................    64       76       85
    Net amortization and deferral...................................    (5)      (2)      --
                                                                       ---      ---      ---
    Total net periodic postretirement benefit cost..................   $71      $86      $96
                                                                       ===      ===      ===

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                            DECEMBER 31,
                                                                          -----------------
                                                                           1994       1993
                                                                          ------     ------
                                                                             DOLLARS IN
                                                                              MILLIONS
    Accumulated postretirement benefit obligation attributable to:
      Retirees.........................................................   $  422     $  500
      Fully eligible plan participants.................................      135        191
      Other active plan participants...................................      202        252
                                                                          ------     ------
    Accumulated postretirement benefit obligation......................      759        943
      Unrecognized net gain............................................      262         53
      Unrecognized prior service credit................................       50         54
                                                                          ------     ------
    Accrued postretirement benefit obligation..........................   $1,071     $1,050
                                                                          ======     ======

     Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

     The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

                                                                           DECEMBER 31,
                                                                          ---------------
                                                                           1994     1993
                                                                          ------   ------
    Discount rate......................................................     8.8%    7.25%
    Rate of compensation increase......................................     5.0%     5.0%
    Medical cost trend rate............................................    6%-5%    7%-5%
    Year ultimate rate reached.........................................     1996     1996

     A one percentage point increase in the assumed health care cost trend rates for each future year increases the annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of December 31, 1994 by $10 million and $88 million, respectively.

     Postemployment Benefits

     In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Adoption of the new Standard in 1994 did not have a material impact on the results of operations or the financial position of the Company.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8. INCOME TAXES

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

     The elements of the provisions for income taxes for each of the three years indicated below were as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                              1994       1993        1992
                                                              -----      -----      ------
                                                                  DOLLARS IN MILLIONS
    Current income taxes:
      Federal..............................................   $17.5Cr.   $15.5Cr.   $  6.3Cr.
      State and foreign....................................      .3         .1          --
                                                              -----      -----      ------
                                                               17.2Cr.    15.4Cr.      6.3Cr.
    Deferred income taxes..................................    52.5       29.9Cr.     94.0Cr.
                                                              -----      -----      ------
           Total tax expense or benefit....................   $35.3      $45.3Cr.   $100.3Cr.
                                                              =====      =====      ======

---------------
Cr. = Credit

     In accordance with FASB Statement No. 109, the Company adjusted its deferred tax assets and liabilities for the effect of the change in the corporate Federal income tax rate from 34 percent to 35 percent, effective January 1, 1993. A credit to income of $9 million, which includes the effect of the rate change on deferred tax asset and liability balances as of January 1, 1993 as well as the effect on 1993 tax benefits recorded by the Company prior to the enactment date of August 10, 1993, was recorded in the third quarter of 1993.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                            DECEMBER 31,
                                                                           ---------------
                                                                           1994       1993
                                                                           ----       ----
                                                                             DOLLARS IN
                                                                              MILLIONS
    Deferred tax assets (excluding postretirement benefits other than pensions):
      Net operating loss and tax credit carryforwards...................   $280       $324
      Restructuring and termination reserves............................     85         92
      Other deductible temporary differences............................     80         78
      Less: Valuation allowances........................................     (5)        (9)
                                                                           ----       ----
                                                                            440        485
                                                                           ----       ----
    Deferred tax liabilities:
      Fixed asset basis difference......................................    402        388
      Other taxable temporary differences...............................     72         76
                                                                           ----       ----
                                                                            474        464
                                                                           ----       ----
              Net deferred asset (liability) excluding postretirement
                benefits other than pensions............................    (34)        21
    FASB Statement No. 106 impact (postretirement benefits other than
      pensions).........................................................    398        396
                                                                           ----       ----
              Net deferred asset........................................   $364       $417
                                                                           ====       ====

     For tax purposes, the Company had available, at December 31, 1994, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of approximately $715 million which will expire as follows: $60 million in year 2005, $288 million in year 2006, $258 million in year 2007, and $109 million in 2008. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $14 million, which expire during the years 1995 through 2006. A valuation allowance of $5 million has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available minimum tax credit carryforwards for tax purposes of approximately $16 million, which may be used indefinitely to reduce regular Federal income taxes.

     The Company believes that it is more likely than not that the $715 million of NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below.

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

     Second, in 1992 the Company completed a major plant and equipment investment program that amounted to approximately $1.3 billion since 1988. This included the joint ventures of I/N Tek and I/N Kote and major upgrades to facilities in the flat products and bar business. As expected, these facility upgrades resulted in significant start-up costs and disruptions to operations that negatively impacted financial results. By early 1994, all facilities reached their design capabilities. This major investment program also shifts the

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

product mix to higher value-added products which historically have not experienced significant price volatility. Consequently, the Company is now positioned with modern facilities that will enhance its ability to generate taxable profits.

     Finally, the Company operates in a highly cyclical industry and consequently has had a history of generating and then fully utilizing significant amounts of NOL carryforwards.

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992 as a cumulative effect charge in 1992 (Note 7). At December 31, 1994, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $398 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

     While not affecting the determination of deferred income taxes for financial reporting purposes, at December 31, 1994, the Company had available for AMT purposes approximately $108 million of NOL carryforwards which will expire as follows: $74 million in 2007 and $34 million in 2008.

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the Federal corporate tax rate as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1994       1993        1992
                                                                -----      -----      ------
                                                                    DOLLARS IN MILLIONS
    Federal income tax expense or benefit computed at
      statutory tax rate of 35% in 1994 and 1993, and 34% in
      1992...................................................   $31.2      $36.8Cr.   $ 92.5Cr.
    Additional taxes or credits from:
      State and local income taxes, net of Federal income tax
         effect..............................................     4.5         .8         2.0Cr.
      Percentage depletion...................................     2.8Cr.     2.2Cr.      4.1Cr.
      Change in Federal statutory rate.......................      --        9.3Cr.       --
      All other, net.........................................     2.4        2.2         1.7Cr.
                                                                -----      -----      ------
           Total income tax expense or benefit...............   $35.3      $45.3Cr.   $100.3Cr.
                                                                =====      =====      ======

---------------
Cr. = Credit

NOTE 9. TRANSACTIONS WITH NIPPON STEEL CORPORATION

     On December 18, 1989, Industries sold 185,000 shares of its Series F Exchangeable Preferred Stock to NS Finance III, Inc., an indirectly wholly owned subsidiary of Nippon Steel Corporation ("NSC"), for $1,000 per share. With respect to Industries stockholder voting, such preferred stock entitles the holder to 30.604 votes per share, which number may be adjusted from time to time upon the occurrence of certain events. The following is a summary of the Company's relationships with NSC.

     I/N Tek, a general partnership formed for a joint venture between the Company and NSC, owns and operates a cold-rolling facility that commenced operations in early 1990. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The cost of the facility was $525 million, of which $111.6 million was contributed by the subsidiary of the Company and $74.4 million by the subsidiary of NSC, with the balance borrowed by I/N Tek from three Japanese trading

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

companies. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold-rolled steel. Under the tolling arrangement, the Company was charged $131.1 million, $141.2 million and $122.6 million in 1994, 1993 and 1992, respectively, for such tolling services. NSC has the right to purchase up to 400,000 tons of cold-rolled steel from the Company in each year at market-based negotiated prices, up to half of which may be steel processed by I/N Tek. Purchases of Company products by a subsidiary of NSC aggregated $172.8 million, $157.8 million and $123.0 million during 1994, 1993 and 1992, respectively. At year-end 1994 and 1993, a subsidiary of NSC owed the Company $10.6 million and $8.2 million, respectively, related to these purchases.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The facility commenced operations in the fourth quarter of 1991 and became fully operational in the third quarter of 1992, with the cost of the project being $554 million. Permanent financing for the project, as well as for capitalized interest and a portion of the working capital, was provided by third-party long-term financing, by capital contributions of the two partners of $60 million each and by subordinated partner loans of $30 million each. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $485 million outstanding under its long-term financing agreement at December 31, 1994. Additional working capital requirements were met by partner loans and by third-party credit arrangements. I/N Kote is required to buy all of its cold-rolled steel from the Company, which is required to furnish such cold-rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10 percent after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold-rolled steel by I/N Kote aggregated $275.6 million in 1994, $191.7 million in 1993 and $99.3 million in 1992. At year-end 1994 and 1993, I/N Kote owed the Company $26.0 million and $35.5 million, respectively, related to these purchases. Prices of cold-rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. During 1993, the Company sold cold-rolled steel to I/N Kote at prices that approximated its costs of production and in 1994 the prices exceeded production costs but were still less than the market prices for cold-rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $36.0 million in 1994 and $29.1 million in 1993. The Company sells all I/N Kote products that are distributed in North America.

     The Company and NSC have entered into various agreements pursuant to which NSC has provided technical services and licenses of proprietary steel technology with respect to specific Company research and engineering projects. Pursuant to such agreements, the Company incurred costs of $1.6 million, $3.7 million and $4.1 million for technical services and related administrative costs for services provided during 1994, 1993 and 1992, respectively.

NOTE 10. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 12 1/2% interest in Walbridge Electrogalvanizing Company and 13 3/4% interest in Wabush Mines. I/N Tek and I/N Kote are joint ventures with NSC (see Note 9). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pulverized coal injection facility at the Indiana Harbor Works. Empire and Wabush are iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. and Canadian steel companies. On June 30, 1992, the Company sold one-half of its interest in Walbridge, resulting in a $22.5 million pre-tax gain. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                1994        1993        1992
                                                              --------    --------    --------
                                                                    DOLLARS IN MILLIONS
    RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
    Gross revenue..........................................   $1,098.3    $  956.7    $  740.8
    Costs and expenses.....................................    1,070.2       945.1       748.3
                                                              --------    --------    --------
    Net income (loss)......................................   $   28.1    $   11.6    $   (7.5)
                                                               =======     =======     =======
    FINANCIAL POSITION AT DECEMBER 31:
    Current assets.........................................   $  265.2    $  279.7    $  203.2
    Total assets...........................................    1,868.3     1,925.9     1,949.9
    Current liabilities....................................      246.5       241.6       174.0
    Total liabilities......................................    1,499.9     1,545.5     1,511.7
    Net assets.............................................      368.4       380.4       438.2

NOTE 11. COMMITMENTS AND CONTINGENCIES

     The Company guarantees payment of principal and interest on its 40% share of the long-term debt of Empire Iron Mining Partnership requiring principal payments of approximately $7.6 million annually through 1996. At year-end 1994, the Company also guaranteed $32.5 million of long-term debt attributable to a subsidiary's interest in PCI Associates.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the full amount of its annual limestone needs or one million gross tons, whichever is greater, through 1996, and the annual limestone needs of the Indiana Harbor Works from 1997 through 2002.

     The Company and its subsidiaries have various operating leases for which minimum lease payments are estimated to total $125.5 million through 2019, including approximately $25.7 million in 1995, $20.5 million in 1996, $16.6 million in 1997, $13.5 million in 1998, and $9.5 million in 1999.

     It is anticipated that the Company will make expenditures of $24 million in 1995 and $5 million to $10 million annually in each of the four years thereafter for the construction, and have ongoing annual expenditures of $40 million to $50 million for the operation, of air and water pollution control facilities to comply with current Federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1993, the Company's reserves for environmental liabilities totaled $19 million related to the sediment remediation under the 1993 EPA consent decree.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, approximated $39 million at year-end 1994.

NOTE 12. RELATED PARTY TRANSACTIONS

     Industries has established procedures for charging its administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for 1994, 1993 and 1992 totaled $18.6 million, $24.2 million, and $25.4 million, respectively.

     There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For 1994, 1993 and 1992, the Company's net interest expense to companies within the Industries group totaled $7.7 million, $8.0 million and $5.1 million, respectively.

     The Company sells to and purchases products from other companies within the Industries group of companies at prevailing market prices. These transactions for the indicated years are summarized as follows:

                                                                    1994      1993      1992
                                                                   ------    ------    ------
                                                                      DOLLARS IN MILLIONS
    Net product sales...........................................   $183.4    $173.6    $116.8
    Net product purchases.......................................     18.7      16.3      14.5

NOTE 13. CONCENTRATION OF CREDIT RISK

     The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. Approximately 78% of the sales were to customers in five mid-American states, and 95% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to General Motors Corporation approximated 12% of consolidated net sales in 1994, 1993 and 1992. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

NOTE 14. CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                             1994
                                                           ----------------------------------------
                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
                                                                     DOLLARS IN MILLIONS
    Net sales...........................................   $ 590.9    $ 643.2    $ 613.5    $ 640.3
    Gross profit........................................      23.5       58.5       53.6       61.5
    Net income or (loss)................................      (1.9)      20.1       16.7       19.0

                                                                             1993
                                                           ----------------------------------------
                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
                                                                     DOLLARS IN MILLIONS
    Net sales...........................................   $ 520.7    $ 566.2    $ 539.9    $ 548.1
    Gross profit or (loss)..............................     (26.2)      19.3       33.8       13.2
    Net income or (loss)................................     (34.4)      (7.5)       9.9      (27.7)*

---------------
* Includes facility shutdown provision of $22.3 million, $14.7 million after tax.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                            SCHEDULE II -- RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                              DOLLARS IN MILLIONS

                                                                    PROVISIONS FOR ALLOWANCES
                                                                   CLAIMS AND DOUBTFUL ACCOUNTS
                                                      ------------------------------------------------------
     YEARS                                            BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
     ENDED                                            BEGINNING       CHARGED         FROM          END OF
  DECEMBER 31,                                         OF YEAR       TO INCOME      RESERVES         YEAR
  ------------                                        ----------     ---------     ----------     ----------
     1994...........................................    $ 22.9         $ 4.4          $1.7(A)       $ 19.3
                                                                                      $6.3(B)
     1993...........................................    $ 18.4         $12.3          $1.8(A)       $ 22.9
                                                                                      $6.0(B)
     1992...........................................    $ 25.0         $ 4.0          $4.5(A)       $ 18.4
                                                                                      $6.1(B)

---------------
NOTES:

(A) Bad debts written off during year.
(B) Allowances granted during year.

                               INDEX TO EXHIBITS

    EXHIBIT NUMBER                                                                       DESCRIPTION
    --------------                                                                       ----------
    3.(i)           Copy of Certificate of Incorporation, as amended, of the Company.
                    (Filed as Exhibit 3-A to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1992, and incorporated by
                    reference herein.)                                                       --
    3.(ii)          Copy of By-laws, as amended, of the Company......................
    4.A             Copy of First Mortgage Indenture, dated April 1, 1928, between the Company (the "Steel Company") and First Trust and Savings
                    Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second
                    Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d)
                    and B-1(e), filed with Steel Company's Registration Statement on
                    Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No.
                    2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current
                    Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated
                    February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with
                    Steel Company's Current Report on Form 8-K for the month of
                    April, 1940; (vi) Exhibit B-2, filed with Steel Company's
                    Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit
                    B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel
                    Company's Current Report on Form 8-K for the month of November,
                    1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits
                    B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel
                    Company's Current Report on Form 8-K for the month of July, 1956;
                    (xii) Exhibit A, filed with Steel Company's Current Report on
                    Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of
                    January, 1959; (xiv) the Exhibit filed with Steel Company's
                    Current Report on Form 8-K for the month of December, 1967; (xv)
                    the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel
                    Company's Current Report on Form 8-K for the month of July, 1970;
                    (xvii) the Exhibit filed with the amendment on Form 8 to Steel
                    Company's Current Report on Form 8-K for the month of April,
                    1974; (xviii) Exhibit B, filed with Steel Company's Current
                    Report on Form 8-K for the month of September, 1975; (xix)
                    Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
                    Company's Current Report on Form 8-K for the month of February,
                    1977; (xxi) Exhibit B, filed with Steel Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1978; (xxii)
                    Exhibit B, filed with Steel Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel
                    Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
                    Company's Registration Statement on Form S-2 (No. 33-43393); and
                    (xxvii) Exhibit 4 filed with Steel Company's Current Report on
                    Form 8-K dated June 23, 1993.                                            --

    EXHIBIT NUMBER                                                                       DESCRIPTION
    --------------                                                                       ----------
    4.B             Copy of consolidated reprint of First Mortgage Indenture, dated
                    April 1, 1928, between the Company and First Trust and Savings
                    Bank and Melvin A. Traylor, as Trustees, as amended and
                    supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as
                    Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and
                    incorporated by reference herein.)                                       --
    24              Powers of Attorney...............................................
    27              Financial Data Schedules.........................................