Form 10-Q
period 1995-03-31
INLAND STEEL CO
filed 1995-05-10
CIK 50548

                                                            FIRST QUARTER - 1995




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                           _________________________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1995

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from            to
                                           ----------    ----------
                           _________________________


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 5, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                                   Dollars in Millions
                                                                                   -------------------
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                 ------------------------
                                                                                 1995               1994
                                                                               --------           --------

NET SALES                                                                        $651.7             $590.9
                                                                                 ------             ------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                                             558.9              539.3
   Selling, general and administrative expenses                                    10.4                9.5
   Depreciation                                                                    31.1               28.5
                                                                                 ------             ------
          Total                                                                   600.4              577.3
                                                                                 ------             ------
OPERATING PROFIT                                                                   51.3               13.6

General corporate expense, net of income items                                      4.1                3.0
Interest and other expense on debt                                                 12.7               13.3
                                                                                 ------             ------
INCOME (LOSS) BEFORE INCOME TAXES                                                  34.5               (2.7)

PROVISION FOR INCOME TAXES                                                         13.3                 .8Cr.
                                                                                 ------             ------
NET INCOME (LOSS)                                                                $ 21.2             $ (1.9)
                                                                                 ======             ======


                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                       Dollars in Millions
                                                                                       -------------------
                                                                                       Three Months Ended
                                                                                            March 31
                                                                                     ----------------------
                                                                                       1995           1994
                                                                                     --------       --------
OPERATING ACTIVITIES
   Net income (loss)                                                                   $ 21.2         $ (1.9)
                                                                                       ------         ------
   Adjustments to reconcile net income (loss) to
      net cash provided from operating activities:
      Depreciation                                                                       31.1           28.5
      Deferred employee benefit cost                                                      2.7           11.4
      Deferred income taxes                                                               9.2           (1.7)
      Change in:      Receivables                                                        38.2            9.2
                      Receivables from related companies                                    -              -
                      Inventories                                                       (26.1)           8.9
                      Accounts payable                                                  (21.0)         (29.6)
                      Payables to related companies                                      (7.8)          (4.6)
                      Accrued salaries and wages                                         (8.8)          (1.5)
                      Other accrued liabilities                                          22.5           11.4
      Other deferred items                                                                5.8            5.8
                                                                                     --------       --------
         Net adjustments                                                                 45.8           37.8
                                                                                     --------       --------
         Net cash provided from operating activities                                     67.0           35.9
                                                                                     --------       --------
INVESTING ACTIVITIES
   Capital expenditures                                                                 (21.3)         (92.1)
   Investments in joint ventures                                                          (.1)           4.7
   Proceeds from sales of assets                                                           .3             .2
                                                                                     --------       --------
         Net cash used for investing activities                                         (21.1)         (87.2)
                                                                                     --------       --------
FINANCING ACTIVITIES
   Additional contributed capital                                                           -          110.0
   Long-term debt retired                                                                 (.8)         (75.8)
   Change in notes payable to related companies                                         (38.6)          23.6
   Dividends paid                                                                        (6.5)          (6.5)
                                                                                     --------        -------

         Net cash provided from (used for) financing activities                         (45.9)          51.3
                                                                                     --------        --------

Net change in cash and cash equivalents                                                     -              -
Cash and cash equivalents - beginning of year                                               -              -
                                                                                      -------        -------
Cash and cash equivalents - end of period                                              $    -         $    -
                                                                                       ======         ======
SUPPLEMENTAL DISCLOSURES
   Cash paid (received) during the period for:
      Interest (net of amount capitalized)                                             $  3.7         $  5.0
      Income taxes, net                                                                   5.8           (2.9)
   Non-cash investing and financing activities:
      Long-term debt acquired in purchase of assets                                         -           63.3

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET


                                                                           Dollars in Millions
                                                       -----------------------------------------------------------
                                                            March 31, 1995                 December 31, 1994
                                                       ------------------------       ----------------------------
                                                              (unaudited)
ASSETS
- ------
   CURRENT ASSETS
      Cash and cash equivalents                                       $        -                        $        -
      Receivables                                                          236.2                             274.4
      Inventories - principally at LIFO
         In process and finished products              $   127.8                         $   92.1
         Raw materials and supplies                         55.2           183.0             64.8            156.9
                                                       ---------                         --------
      Deferred Income Taxes                                                 28.3                              28.0
                                                                        --------                          --------
             Total current assets                                          447.5                             459.3
   INVESTMENTS IN AND ADVANCES
      TO JOINT VENTURES                                                    198.7                             204.9
   PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                            3,799.9                          3,779.8
      Less:  Reserve for depreciation,
               amortization and depletion                2,370.4                          2,339.3
             Allowance for terminated facilities           100.7         1,328.8            100.7          1,339.8
                                                       ---------                         --------
   DEFERRED INCOME TAXES                                                   326.6                             336.1
   OTHER ASSETS                                                             21.3                              21.8
                                                                       ---------                         ---------
             Total Assets                                               $2,322.9                          $2,361.9
                                                                        ========                          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------
   CURRENT LIABILITIES
      Accounts payable                                                 $   220.5                         $   241.5
      Payables to related companies
         Notes                                                             100.4                             139.0
         Trade & other                                                        .1                               7.9
      Accrued liabilities                                                  164.3                             150.6
      Long-term debt due within one year                                     6.2                               6.6
                                                                       ---------                          --------
             Total current liabilities                                     491.5                             545.6
   LONG-TERM DEBT                                                          416.6                             417.1
   DEFERRED EMPLOYEE BENEFITS                                            1,156.9                           1,154.2
   OTHER CREDITS                                                            41.4                              43.2
                                                                        --------                          --------
             Total liabilities                                           2,106.4                           2,160.1
   STOCKHOLDER'S EQUITY (Schedule A)                                       216.5                             201.8
                                                                       ---------                         ---------
             Total Liabilities and Stockholder's Equity                 $2,322.9                          $2,361.9
                                                                        ========                          ========


                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $4.7 million by Industries for each of the first quarters of 1995 and 1994, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1995 totaled $3.3 million as compared to $1.4 million for the first quarter of 1994.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                                         Dollars in Millions
                                                         -------------------
                                                            Three Months
                                                           Ended March 31
                                                           --------------
                                                       1995                1994
                                                      ------              ------
      Net Product Sales                                $44.4              $52.7
      Net Product Purchases                              5.5                4.6


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $37 million at March 31, 1995 compared with $39 million at December 31, 1994.

ITEM 2.



            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS





RESULTS OF OPERATIONS - Comparison of First Quarter 1995 to First Quarter 1994


           The Company reported a consolidated net income of $21.2 million in the first quarter of 1995 compared with a consolidated net loss of $1.9 million in the 1994 first quarter.

           Consolidated net sales of $651.7 million in the first quarter of 1995 represented a 10 percent improvement from the year-ago period. The average selling price of steel mill products shipped rose 8 percent from the year-ago period reflecting, in part, the continued overall strength of the market, while steel mill shipments increased 2 percent to 1,282,000 tons. In spite of interruptions caused by unscheduled equipment outages, operating profit in the quarter jumped to $51.3 million from $13.6 million in the comparable 1994 quarter. The sales improvement was the primary factor leading to the increase.

                          PART II.  OTHER INFORMATION




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits.

    3.(i) Copy of Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

   3.(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.)

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

       27     Financial Data Schedule.

      (b)     Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INLAND STEEL COMPANY



                                        By        Lily L. May
                                        -----------------------------------
                                                  Lily L. May
                                                  Vice President -
                                                  Finance and Purchasing,
                                                  Principal Financial Officer
                                                  and Controller





Date:  May 10, 1995

                                                            Part I -- Schedule A

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDER'S EQUITY



                                                                          Dollars in Millions
                                                     ----------------------------------------------------------

                                                          March 31, 1995                 December 31, 1994
                                                     ------------------------       ---------------------------
                                                           (unaudited)
STOCKHOLDER'S EQUITY

   Series A preferred stock ($1 par value)
      -  10 shares issued and outstanding                             $       -                      $       -

   Series B preferred stock ($1 par value)
      -  50 shares issued and outstanding                                     -                              -

   Series C preferred stock ($1 par value)
      -  50 shares issued and outstanding                                     -                              -

   Common stock ($1 par value)
      -  980 shares issued and outstanding                                    -                              -

   Additional paid-in capital                                           1,194.5                        1,194.5

   Retained earnings
      Balance beginning of year                         $  (992.7)                     $(1,020.8)

      Net income                                             21.2                           53.9

      Dividends                                              (6.5)      (978.0)            (25.8)       (992.7)
                                                         --------       ------         --------        -------

              Total Stockholder's Equity                                $ 216.5                        $ 201.8
                                                                        =======                        =======