Form 10-Q
period 1995-06-30
INLAND STEEL CO
filed 1995-08-10
CIK 50548

                                                           SECOND QUARTER - 1995



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                           _________________________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1995

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 9, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________


                                                                         Dollars in Millions
                                                     --------------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                             June 30                         June 30
                                                      ------------------------  -----------------------------
                                                        1995          1994              1995           1994
                                                      --------      --------          --------       --------
NET SALES                                             $  685.4      $  643.2          $1,337.1       $1,234.0
                                                      --------      --------          --------       --------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                    573.9         554.3           1,132.8        1,093.5
   Selling, general and
     administrative expenses                              11.5          11.5              21.9           21.0
   Depreciation                                           30.4          30.7              61.5           59.2
                                                      --------      --------         ---------      ---------

          Total                                          615.8         596.5           1,216.2        1,173.7
                                                      --------      --------         ---------      ---------

OPERATING PROFIT                                          69.6          46.7             120.9           60.3

General corporate expense,
     net of income items                                   3.3           1.7               7.4            4.7
Interest and other expense on debt                        12.0          13.8              24.7           27.1
                                                      --------      --------         ---------      ---------

INCOME BEFORE INCOME TAXES                                54.3          31.2              88.8           28.5

PROVISION FOR INCOME TAXES                                20.9          11.1              34.2           10.3
                                                      --------      --------         ---------      ---------


NET INCOME                                            $   33.4      $   20.1         $    54.6      $    18.2
                                                      ========      ========         =========      =========





                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________

                                                                                    Dollars in Millions
                                                                                    -------------------
                                                                                      Six Months Ended
                                                                                          June 30
                                                                                 ---------------------------
                                                                                    1995              1994
                                                                                 ----------         --------
OPERATING ACTIVITIES
   Net income                                                                      $  54.6           $  18.2
                                                                                   -------           -------
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation                                                                    61.5              59.2
      Deferred income taxes                                                           35.1              11.9
      Deferred employee benefit cost                                                 (78.6)             23.1
      Change in:   Receivables                                                         9.2               9.1
                   Inventories                                                       (30.1)            (19.1)
                   Advances                                                          (28.2)               --
                   Accounts payable                                                  (18.5)            (36.1)
                   Payables to related companies                                       (.1)             (2.6)
                   Accrued salaries and wages                                          2.1               9.2
                   Other accrued liabilities                                          12.6              (6.3)
      Other deferred items                                                            (3.3)              4.8
                                                                                  --------          --------
         Net adjustments                                                             (38.3)             53.2
                                                                                  --------          --------
         Net cash provided from operating activities                                  16.3              71.4
                                                                                  --------          --------
INVESTING ACTIVITIES
   Capital expenditures                                                              (44.0)           (101.7)
   Investments in and advances to joint ventures, net                                  6.2               8.8
   Proceeds from sales of assets                                                        .4               1.7
                                                                                   -------          --------
         Net cash used for investing activities                                      (37.4)            (91.2)
                                                                                   -------          --------
FINANCING ACTIVITIES
   Additional contributed capital                                                       --             110.0
   Long-term debt issued                                                                --              19.7
   Long-term debt retired                                                             (4.1)           (153.9)
   Change in notes payable to related companies                                       38.1              56.9
   Dividends paid                                                                    (12.9)            (12.9)
                                                                                   -------          --------
         Net cash provided from financing activities                                  21.1              19.8
                                                                                   -------          --------
Net increase in cash and cash equivalents                                               --                --
Cash and cash equivalents - beginning of year                                           --                --
                                                                                   -------          --------
Cash and cash equivalents - end of period                                          $    --          $     --
                                                                                   =======          ========
SUPPLEMENTAL DISCLOSURES
   Cash paid (received) during the period for:
      Interest (net of amount capitalized)                                         $  24.0            $ 27.9
      Income taxes, net                                                               (2.0)             (5.8)
   Non-cash investing and financing activities:
      Long-term debt acquired in purchase of assets                                     --              63.3


                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                           CONSOLIDATED BALANCE SHEET
________________________________________________________________________________
________________________________________________________________________________


                                                                           Dollars in Millions
                                                       ----------------------------------------------------------
ASSETS                                                       June 30, 1995                 December 31, 1994
------                                                  -----------------------       ---------------------------
                                                              (unaudited)
   CURRENT ASSETS
      Cash and cash equivalents                                       $       --                        $       --
      Receivables                                                          265.2                             274.4
      Inventories - principally at LIFO
         In process and finished products              $   126.3                         $   92.1
         Raw materials and supplies                         60.7           187.0             64.8            156.9
                                                       ---------                         --------
      Advances                                                              28.2                                --
      Deferred income taxes                                                 28.6                              28.0
                                                                        --------                          --------

             Total current assets                                          509.0                             459.3

   INVESTMENTS IN AND ADVANCES
      TO JOINT VENTURES                                                    198.8                             204.9
   PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                            3,824.9                          3,779.8
      Less:  Reserve for depreciation,
               amortization and depletion                2,400.7                          2,339.3
             Allowance for terminated facilities           100.7         1,323.5            100.7          1,339.8
                                                       ---------                         --------
   DEFERRED INCOME TAXES                                                   300.4                             336.1
   OTHER ASSETS                                                             20.5                              21.8
                                                                        --------                          --------
             Total Assets                                               $2,352.2                          $2,361.9
                                                                        ========                          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
   CURRENT LIABILITIES
      Accounts payable                                                 $   223.0                         $   241.5
      Payables to related companies
         Notes                                                             177.1                             139.0
         Trade & other                                                       7.8                               7.9
      Accrued liabilities                                                  165.3                             150.6
      Long-term debt due within one year                                     6.3                               6.6
                                                                       ---------                          --------
             Total current liabilities                                     579.5                             545.6
   LONG-TERM DEBT                                                          413.2                             417.1
   DEFERRED EMPLOYEE BENEFITS                                            1,075.6                           1,154.2
   OTHER CREDITS                                                            40.4                              43.2
                                                                        --------                          --------
             Total liabilities                                           2,108.7                           2,160.1
   STOCKHOLDER'S EQUITY (Schedule A)                                       243.5                             201.8
                                                                        --------                          --------
             Total Liabilities and Stockholder's Equity                 $2,352.2                          $2,361.9
                                                                        ========                          ========




                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________
________________________________________________________________________________



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $9.3 million by Industries for each of the first six months of 1995 and 1994, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1995 totaled $5.9 million as compared to $3.3 million for the first six months of 1994.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                                         Dollars in Millions
                                          ----------------------------------------------------
                                                 Three Months                  Six Months
                                                Ended June 30                 Ended June 30
                                          -----------------------       -----------------------
                                            1995             1994         1995             1994
                                          -------          -------      -------          ------
      Net Product Sales                    $41.4            $54.3        $85.8           $107.0
      Net Product Purchases                  5.8              5.0         11.3              9.6


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $35 million at June 30, 1995 compared with $39 million at December 31, 1994.

ITEM 2.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS - Comparison of First Six Months of 1995 to First Six Months of 1994

      The Company reported consolidated net income of $54.6 million in the first six months of 1995 compared with $18.2 million in the comparable 1994 period. An improvement in operating results was the primary factor leading to the increase.

      Consolidated net sales of $1.34 billion increased 8 percent from the comparable 1994 period due primarily to an improvement in average selling price as shipments increased marginally. Higher average selling price was also the primary factor leading to operating profit increasing to $121 million, more than double year-earlier levels.

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

      4.C Copy of the Thirty-Third Supplemental Indenture dated as of June 1, 1995 from Inland Steel Company to First National Bank and John
              G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees.

      27      Financial Data Schedule.

      (b)     Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INLAND STEEL COMPANY




                                  By      LILY L. MAY
                                      ----------------------
                                      Lily L. May
                                       Vice President -
                                       Finance and Purchasing,
                                       Principal Financial Officer
                                       and Controller




Date:  August 9, 1995

                                                            Part I -- Schedule A

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDER'S EQUITY
________________________________________________________________________________
________________________________________________________________________________



                                                                           Dollars in Millions
                                                 -----------------------------------------------------------------------

                                                               June 30, 1995                December 31, 1994
                                                      -----------------------------    --------------------------
                                                               (unaudited)
STOCKHOLDER'S EQUITY
--------------------

   Series A preferred stock ($1 par value)
      -  10 shares issued and outstanding                           $     -                          $     -

   Series B preferred stock ($1 par value)
      -  50 shares issued and outstanding                                 -                                -

   Series C preferred stock ($1 par value)
      -  50 shares issued and outstanding                                 -                                -

   Common stock ($1 par value)
      -  980 shares issued and outstanding                                -                                -

   Additional paid-in capital                                           1,194.5                          1,194.5

   Retained earnings
      Balance beginning of year                           $(992.7)                        $(1,020.8)

      Net income                                             54.6                              53.9

      Dividends                                             (12.9)       (951.0)              (25.8)      (992.7)
                                                         --------    ----------             -------     --------

              Total Stockholder's Equity                                $ 243.5                          $ 201.8
                                                                        =======                          =======


                              INDEX TO EXHIBITS



  Exhibit                                                                                                 Sequential
  Number                                              Description                                          Page No.
  -------                                             -----------                                          --------
  3.(i)        Copy of Restated Certificate of Incorporation of the Company.  (Filed as Exhibit 3-A to
               the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and             --
               incorporated by reference herein.)

  3.(ii)       Copy of By-laws, as amended, of the Company.  (Filed as Exhibit 3.(ii) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by
               reference herein.)                                                                             --


  Exhibit                                                                                                 Sequential
  Number                                              Description                                          Page No.
  -------                                             -----------                                          --------
  4.A          Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A.
               Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Second Supplemental Indenture,
               incorporated by reference from the following Exhibits: (i)
               Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855);
               (ii) Exhibits D-1(f) and D-1(g), filed with the Company's
               Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit
               B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the
               Company's Current Report on Form 8-K, dated February 8, 1937;
               (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current
               Report on Form 8-K for the month of April, 1940; (vi) Exhibit
               B-2, filed with the Company's Registration Statement on Form A-2
               (No. 2-4357); (vii) Exhibit B-1(l), filed with the Company's
               Current Report on Form 8-K for the month of January, 1945;
               (viii) Exhibit 1, filed with the Company's Current Report on
               Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of
               July and August, 1948; (x) Exhibits B and C, filed with the
               Company's Current Report on Form 8-K for the month of March,
               1952; (xi) Exhibit A, filed with the Company's Current Report on
               Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of
               July, 1957; (xiii) Exhibit B, filed with the Company's Current
               Report on Form 8-K for the month of January, 1959; (xiv) the
               Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the
               Company's Current Report on Form 8-K for the month of April,
               1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current
               Report on Form 8-K for the month of April 1974; (xviii) Exhibit
               B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the
               Company's Current Report on Form 8-K for the month of January,
               1977; (xx) Exhibit C, filed with the Company's Current Report on
               Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1980; (xxiii) Exhibit 4-D, filed with the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1980;
               (xxiv) Exhibit 4-D, filed with the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31,nn 1982; (xxv)
               Exhibit 4-E, filed with the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i)                            --
               filed with the Steel Company's Registration Statement on Form
               S-2 (No. 33-43393); and (xxvii) Exhibit 4 filed with the
               Company's Current Report on Form 8-K dated June 23, 1993.


  4.B          Copy of consolidated reprint of First Mortgage Indenture, dated
               April 1, 1928, between the Company and First Trust and Savings
               Bank and Melvin A. Traylor, as Trustees, as amended and
               supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as
               Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and                              --
               incorporated by reference herein.)



  Exhibit                                                                                                 Sequential
  Number                                              Description                                          Page No.
  -------                                             -----------                                          --------

  4.C          Copy of the Thirty-Third Supplemental Indenture dated as of June 1, 1995 from Inland
               Steel Company to First National Bank and John G. Finley as Trustees, to the First
               Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and
               Savings Bank and Melvin A. Traylor, as Trustees . . . . . . . . . . . . . . . . . . . .

  27           Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
