Form 10-Q
period 1995-09-30
INLAND STEEL CO
filed 1995-11-13
CIK 50548

                                                            THIRD QUARTER - 1995

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                             -------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1995

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the transition period from         to
                                                 --------   --------

                             -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 3, 1995.


               See notes to consolidated financial statements

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
===============================================================================

                                                                         Dollars in Millions
                                                          Three Months Ended                Nine Months Ended
                                                             September 30                      September 30
                                                         -----------------------         ------------------------
                                                           1995          1994               1995          1994
                                                           ----          ----               ----          ----
NET SALES                                                $  574.3      $  613.5          $1,911.4        $1,847.6
                                                         --------      --------          --------        --------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                       486.1         530.7           1,618.9         1,624.3
   Selling, general and
    administrative expenses                                  18.9          10.3              40.8            31.4
   Depreciation                                              30.1          30.3              91.6            89.5
                                                         --------      --------          --------        --------

          Total                                             535.1         571.3           1,751.3         1,745.2
                                                         --------      --------          --------        --------

OPERATING PROFIT                                             39.2          42.2             160.1           102.4

General corporate expense,
   net of income items                                        7.8           2.1              15.3             6.8
Interest and other expense on debt                           14.5          13.3              39.2            40.3
                                                         --------      --------          --------        --------

INCOME BEFORE INCOME TAXES                                   16.9          26.8             105.6            55.3

PROVISION FOR INCOME TAXES                                    6.5          10.1              40.7            20.3
                                                         --------      --------          --------        --------

NET INCOME                                               $   10.4      $   16.7          $   64.9        $   35.0
                                                         ========      ========          ========        ========





                 See notes to consolidated financial statements

                INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                              Dollars in Millions
                                                              -------------------
                                                                Nine Months Ended
                                                                  September 30
                                                              -------------------
                                                                 1995      1994
                                                                 ----      ----
OPERATING ACTIVITIES

    Net income                                                 $   64.9  $   35.0
                                                               --------  --------
    Adjustments to reconcile net income to net
       cash provided from operating activities:
       Depreciation                                                91.6      89.5
       Deferred income taxes                                       47.7      24.1
       Deferred employee benefit cost                            (113.7)     33.5
       Change in: Receivables                                      37.7       8.4
                  Inventories                                     (60.5)    (69.5)
                  Advances                                        (28.2)       --
                  Accounts payable                                (32.8)     (3.2)
                  Payables to related companies                     7.6       2.9
                  Accrued salaries and wages                       (7.0)       .6
                  Other accrued liabilities                        44.3       9.5
       Other deferred items                                        (3.3)     (5.5)
                                                               --------  --------
         Net adjustments                                          (16.6)     90.3
                                                               --------  --------
         Net cash provided from operating activities               48.3     125.3
                                                               --------  --------
INVESTING ACTIVITIES
    Capital expenditures                                          (70.8)   (123.3)
    Investments in and advances to joint ventures, net             12.6      10.7
    Proceeds from sales of assets                                   1.0       1.8
                                                               --------  --------
         Net cash used for investing activities                   (57.2)   (110.8)
                                                               --------  --------

FINANCING ACTIVITIES
    Additional contributed capital                                   --     110.0
    Long-term debt issued                                          16.8      19.7
    Long-term debt retired                                        (23.0)   (159.3)
    Change in notes payable to related companies                   34.5      34.5
    Dividends paid                                                (19.4)    (19.4)
                                                               --------  --------
         Net cash provided from (used for) financing activities     8.9     (14.5)

Net increase in cash and cash equivalents                            --        --
Cash and cash equivalents - beginning of year                        --        --
                                                               --------  --------
Cash and cash equivalents - end of period                      $     --        --
                                                               ========  ========

SUPPLEMENTAL DISCLOSURES
    Cash paid (received) during the period for:
       Interest (net of amount capitalized)                    $   28.6  $   32.7
       Income taxes, net                                          (11.4)     (8.8)
    Non-cash investing and financing activities:
       Long-term debt acquired in purchase of asset                   --     63.3


                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET
================================================================================

                                                                              Dollars in Millions
                                                                              -------------------
ASSETS                                                       September 30, 1995                  December 31, 1994
                                                          -------------------------          --------------------------
                                                                 (unaudited)
    CURRENT ASSETS

       Cash and cash equivalents                                                  -                           $      -
       Receivables                                                         $  236.7                              274.4
       Inventories - principally at LIFO
          In process and finished products                $   153.0                          $   92.1
          Raw materials and supplies                           64.4           217.4              64.8            156.9
                                                          ---------                          --------
       Advances                                                                28.2                                  -
       Deferred income taxes                                                   29.6                               28.0
                                                                           --------                           --------

              Total current assets                                            511.9                              459.3

    INVESTMENTS IN AND ADVANCES
       TO JOINT VENTURES                                                      201.3                              204.9
    PROPERTY, PLANT AND EQUIPMENT
       Valued on basis of cost                              3,853.3                           3,779.8
       Less:  Reserve for depreciation,
                amortization and depletion                  2,430.9                           2,339.3
              Allowance for terminated facilities             100.7         1,321.7             100.7          1,339.8
                                                          ---------                          --------
    DEFERRED INCOME TAXES                                                     286.8                              336.1
    OTHER ASSETS                                                               23.2                               21.8
                                                                           --------                           --------
              Total Assets                                                 $2,344.9                           $2,361.9
                                                                           ========                           ========
LIABILITIES AND STOCKHOLDER'S EQUITY

    CURRENT LIABILITIES
       Accounts payable                                                    $  208.7                           $  241.5
       Payables to related companies
          Notes                                                               173.5                              139.0
          Trade & other                                                        15.5                                7.9
       Accrued liabilities                                                    187.9                              150.6
       Long-term debt due within one year                                       7.7                                6.6
                                                                           --------                           --------
              Total current liabilities                                       593.3                              545.6

    LONG-TERM DEBT                                                            409.9                              417.1
    DEFERRED EMPLOYEE BENEFITS                                              1,040.5                            1,154.2
    OTHER CREDITS                                                              53.9                               43.2
                                                                           --------                           --------
              Total liabilities                                             2,097.6                            2,160.1
    STOCKHOLDER'S EQUITY (Schedule A)                                         247.3                              201.8
                                                                           --------                           --------
              Total Liabilities and Stockholder's Equity                   $2,344.9                           $2,361.9
                                                                           --------                           --------




                 See notes to consolidated financial statements

                      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $14.0 million by Industries for each of the first nine months of 1995 and 1994, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first nine months of 1995 totaled $10.5 million as compared to $5.3 million for the first nine months of 1994.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                                              Dollars in Millions
                                                              -------------------
                                                   Three Months                   Nine Months
                                                Ended September 30             Ended September 30
                                            -------------------------        ------------------------
                                              1995              1994           1995             1994
                                            --------           ------        -------          -------
       Net Product Sales                       $35.7            $43.5         $121.5           $150.5
       Net Product Purchases                     4.0              4.5           15.3             14.1


NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $45 million at September 30, 1995 compared with $39 million at December 31, 1994.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Comparison of First Nine Months of 1995 to First Nine Months of 1994

       The Company reported consolidated net income of $64.9 million in the first nine months of 1995 compared with $35.0 million in the comparable 1994 period. Improved operating results was the primary factor leading to the increase.

        Consolidated net sales of $1.91 billion for the first nine months of 1995 increased 3 percent from the comparable 1994 period due to an improvement in average selling price as shipments decreased 1 percent. Higher average selling price was also the primary factor leading to operating profit increasing to $160 million as compared with $102 million a year earlier. Operating profit for 1995 was favorably impacted by $15.2 million of reserve adjustments. A description of reserve adjustments is included in "Workforce Reductions and Reserves" below.

Workforce Reductions and Reserves

        During the quarter, the Company offered a voluntary retirement package to approximately 1,000 salaried employees. A total of 278 salaried employees accepted the package, resulting in the Company recording a charge of $35 million in the quarter for provisions related to pensions, health care, and severance costs.

       At quarter's end, the Company announced the closure of its plate operation. Provisions for pensions and other employee benefits related to the shutdown of this operation had been previously accrued. With the closure of the plate operation, the Company will have completed the workforce reduction program announced in 1991 that will reduce employment at corporate headquarters and the Company by 25 percent from year-end 1991. A final computation of the employee benefit costs required for the 1991 program resulted in unused reserves due to differences between the actual makeup of the population leaving the Company under this program and the projections used in 1991. As a result, in the current quarter, the Company reversed $65 million of unused reserves from the balance sheet and recorded a corresponding credit to income.

       In the 1995 third quarter, the Company also recorded the following adjustments to reserves. The Company increased reserves for previously discontinued or reduced operations related to the Company's restructuring efforts by $11 million, approximately two-thirds of which related to benefit costs, primarily at closed mining facilities, and one-third related to impairment of assets beyond amounts previously recognized. The Company also increased its environmental reserves by $7 million.

                         PART II.  OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES

       (a) The Company has entered into a Thirty-Fourth Supplemental Indenture dated as of August 1, 1995 to its First Mortgage Indenture dated April 1, 1928 filed as Exhibit 4.A to its 1994 Annual Report on Form 10-K, under which its outstanding first mortgage bonds have been issued, to modify certain provisions of the First Mortgage Indenture by (a) deleting the restriction on dividends set forth in Article Six, Section 19, (b) deleting all restrictions on the issuance of additional first mortgage bonds, including those relating to interest coverage and capital expenditures, and on the purposes for which additional first mortgage bonds may be issued, and (c) providing that all first mortgage bonds of any future series may be signed with the facsimile signature or signatures of an officer or officers of the Company and may be sealed with the facsimile seal of the Company.

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

       4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin
               A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Third Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855);
               (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937;
               (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945;
               (viii) Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 1978; (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June

               30, 1980; (xxiii) Exhibit 4-D, filed with the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv)
               Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii)
               Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

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

       4.C Copy of the Thirty-Fourth Supplemental Indenture dated as of August 1, 1995 from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees.

       27      Financial Data Schedule.

       (b)     Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INLAND STEEL COMPANY




                                      By      LILY L. MAY
                                           ---------------------------
                                             Lily L. May
                                              Vice President -
                                              Finance and Purchasing,
                                              Principal Financial Officer
                                              and Controller


Date:  November 10, 1995

                                                            Part I -- Schedule A
                                                            --------------------


                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDER'S EQUITY

================================================================================

                                                                              Dollars in Millions
                                                                              -------------------
                                                              September 30, 1995                December 31, 1994
                                                       --------------------------------     ------------------------
                                                                  (unaudited)
STOCKHOLDER'S EQUITY

    Series A preferred stock ($1 par value)
       -  10 shares issued and outstanding                               $       -                           $      -

    Series B preferred stock ($1 par value)
       -  50 shares issued and outstanding                                       -                                  -

    Series C preferred stock ($1 par value)
       -  50 shares issued and outstanding                                       -                                  -

    Common stock ($1 par value)
       -  980 shares issued and outstanding                                      -                                  -

    Additional paid-in capital                                             1,194.5                            1,194.5

    Retained earnings
       Balance beginning of year                           $ (992.7)                         $(1,020.8)

       Net income                                              64.9                               53.9

       Dividends                                              (19.4)        (947.2)              (25.8)        (992.7)
                                                           --------       --------           ---------       --------


               Total Stockholder's Equity                                 $  247.3                           $  201.8
                                                                          ========                           ========



                               INDEX TO EXHIBITS


Exhibit                                                                           Sequential
Number                               Description                                   Page No.
-----                                -----------                                   --------

3.(i)   Copy of Restated Certificate of Incorporation of the Company.  (Filed
        as Exhibit 3-A to the Company's Annual Report on Form 10-K for the year
        ended December 31, 1992, and incorporated by reference herein.)                --

3.(ii)  Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii)
        to the Company's Annual Report on Form 10-K for the year ended December
        31, 1994, and incorporated by reference herein.)                               --

4.A     Copy of First Mortgage Indenture, dated April 1, 1928,
        between the Company and First Trust and Savings Bank and Melvin A.
        Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Third Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b),
        B-1(c), B-1(d) and B-1(e), filed with the Company's Registration
        Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
        filed with the Company's Registration Statement on Form E-1 (No.
        2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the
        Company's Current Report on Form 8-K, dated February 8, 1937; (v)
        Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on
        Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the
        Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit
        B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with the Company's
        Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit
        1, filed with the Company's Current Report on Form 8-K for the months of
        July and August, 1948; (x) Exhibits B and C, filed with the Company's
        Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of
        July, 1956; (xii) Exhibit A, filed with the Company's Current Report on
        Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with the
        Company's Current Report on Form 8-K for the month of January, 1959;
        (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the
        Company's Current Report on Form 8-K for the month of April, 1969; (xvi)
        the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form
        8 to the Company's Current Report on Form 8-K for the month of April
        1974; (xviii) Exhibit B, filed with the Company's Current Report on Form
        8-K for the month of September, 1975; (xix) Exhibit B, filed with the
        Company's Current Report on Form 8-K for the month of January, 1977;
        (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1978;
        (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the
        Company's Annual Report on Form 10-K for the fiscal year ended December
        31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on
        Form 10-K for the fiscal year ended December 31,nn 1982; (xxv) Exhibit
        4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel
        Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii)
        Exhibit 4 filed with the Company's Current Report on Form 8-K dated June
        23, 1993; and (xxviii) Exhibit 4.C filed with the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1995.                       --

                                    - I -

Exhibit                                                                           Sequential
Number                               Description                                   Page No.
-----                                -----------                                   --------
4.B     Copy of consolidated reprint of First Mortgage 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, as
        amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E
        to Form S-1 Registration Statement No. 2-9443, and incorporated by
        reference herein.)                                                            --

4.C     Copy of the Thirty-Fourth Supplemental Indenture dated as of August 1,
        1995 from Inland Steel Company to First National Bank and John G.
        Finley as Trustees, to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and
        Melvin A.  Traylor, as Trustees........................................

27      Financial Data Schedule................................................



                                    - II -