Form 10-K
period 1995-12-31
INLAND STEEL CO
filed 1996-03-29
CIK 50548

                                                                            1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY AMENDMENT TO THIS FORM 10-K. / /

     THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 12, 1996 WAS 980, ALL OF WHICH SHARES WERE OWNED BY INLAND STEEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Inland Steel Company (the "Company"), a Delaware corporation and a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"), is a fully integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures.

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

     The Company has two divisions -- the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and plate and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Flat Products division closed its plate operations at year-end 1995. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry. The Bar division closed its 28-inch structural mill in early 1991, completing the Company's withdrawal from the structural steel manufacturing business.

     The Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of the Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill that achieved operation at its design capability in 1992. I/N Kote, owned equally by wholly owned subsidiaries of the Company and NSC (indirect in the case of NSC), operates two galvanizing lines that achieved operation at their design capacity in 1993. The Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

  Raw Steel Production and Mill Shipments
     The following table shows, for the five years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                                      RAW STEEL PRODUCTION
                                                                ---------------------------------
                                                                                  INLAND STEEL
                                                                INLAND STEEL    COMPANY AS A % OF
                                                                  COMPANY          U.S. STEEL
                                                                (000 TONS*)         INDUSTRY
                                                                ------------    -----------------
    1995.....................................................       5,419              5.3%**
    1994.....................................................       5,309              5.3
    1993.....................................................       5,003              5.2
    1992.....................................................       4,740              5.2
    1991.....................................................       4,677              5.3

---------------
 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company was reduced to 6.0 million net tons from 6.5 million net tons effective September 1, 1991, as the Company ceased making ingots. The basic oxygen process accounted for 91% and 94% of raw steel production of the Company in 1995 and 1994, respectively. The remainder of such production was accounted for by electric furnace.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1991 through 1995 was 5.1 million tons in 1995; 5.2 million tons in 1994; 4.8 million tons in 1993; 4.3 million tons in 1992; and 4.2 million tons in 1991. In 1995, sheet, strip, plate and certain related semi-finished products accounted for 84% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 16%.

     In 1995 and 1994, approximately 93% and 95%, respectively, of the shipments of the Flat Products division and 93% in both years, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 76% of the shipments of the Flat Products division and 84% of the shipments of the Bar division in 1995 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 77% and 84% in 1994. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 21.4% of the domestic market in 1995, below the 1984 peak of 26.4%, and 24.7% in 1994. Many foreign producers are owned, controlled, or subsidized by their governments allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

     Mini-mills provide significant competition in certain product lines, primarily structural shapes, bars and rods. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including the Company. Mini-mills have been adding capacity and expanding their products lines in recent years to produce larger structural products and certain flat-rolled products, including coated products. A significant increase in modern mini-mill capacity is anticipated within the next two years.

     Certain facilities at the Indiana Harbor Works have been permanently closed and others have been shut down for temporary periods. The 28-inch structural mill was closed in early 1991, reflecting a decision to withdraw from the structural steel markets. In late 1991 the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were closed either as part of a program to permanently reduce costs through the closure of uneconomic facilities or for environmental reasons. Provisions with respect to the shut-down of the structural mill were taken in 1987. Provisions for estimated costs incurred in connection with the closure of the mold foundry, No. 8 Coke Oven Battery, and selected other facilities were made in 1991. Included in such provisions were costs associated with the Company's closure of its No. 11 Coke Oven Battery in June 1992. All remaining coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.) At year-end 1995 the plate mill was closed. Provisions for such closure were taken prior to and in 1991.

     For the five years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 54% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                                   PERCENTAGE OF TOTAL TONNAGE
                                                                        OF STEEL SHIPMENTS
                                                               ------------------------------------
                                                               1995    1994    1993    1992    1991
                                                               ----    ----    ----    ----    ----
    Steel Service Centers:
      Affiliates............................................     9 %     9 %     9 %     7 %     8 %
      Non-Affiliates........................................    23      20      22      22      24
                                                               ----    ----    ----    ----    ----
                                                                32      29      31      29      32
    Automotive..............................................    30      32      30      28      25
    Steel Converters/Processors.............................    14      12      13      18      12
    Appliance...............................................     8       9       9       9       8
    Industrial, Electrical and Farm Machinery...............     7       8       7       8       9
    Construction and Contractors' Products..................     2       2       3       3       4
    Other...................................................     7       8       7       5      10
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ====    ====    ====    ====    ====

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In 1995, approximately 32% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting, excluding products processed further by affiliates.

     Approximately 78% of the total tonnage of shipments by the Company during 1995 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 15% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1995.

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

     The following table shows (1) the iron ore pellets available to the Company, as of December 31, 1995, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1995 and 1994 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1995 and 1994.

                                                                 IRON ORE
                                                           TONNAGES IN THOUSANDS              % OF
                                                          (GROSS TONS OF PELLETS)         REQUIREMENTS(1)
                                                     ---------------------------------    ------------
                                                     AVAILABLE AS OF      PRODUCTION
                                                      DECEMBER 31,      --------------
                                                         1995(2)        1995     1994     1995    1994
                                                     ---------------    -----    -----    ----    ----
     INLAND STEEL MINING COMPANY PROPERTY
       Minorca -- Virginia, MN....................        62,000        2,769    2,717     38%     39%
     IRON ORE VENTURES AND LONG-TERM PURCHASE
       CONTRACTS
       Empire (40% owned) -- Palmer, MI;
       Wabush (15.09% owned) -- Wabush, Labrador
          and Pointe Noire, Quebec, Canada........       124,000        3,961    3,625     55      52
                                                      ----------        -----    -----    ----    ----
            Total Iron Ore........................       186,000        6,730    6,342     93%     91%
                                                      ==========        =====    =====    ====    ====

---------------
(1) Requirements in excess of production are purchased or taken from stockpile.
(2) Net interest in proven reserves.

     All of the Company's coal requirements are satisfied from independent sources, with a portion of such requirements being met under a significant purchase contract. The contract requires the Company to purchase (subject to force majeure provisions) a total of 1,270,000 tons of metallurgical and/or steam coal at prices (intended to approximate market) determined with respect to certain cost factors. The term of the contract has been extended through April 1996, with the extension covering solely steam coal, due to the shutdown of the Company's coke batteries in December 1993. During 1995, the Company purchased 25% of its total coal requirements under such contract, representing 66% of its steam coal requirements. It is anticipated that steam coal purchases will be made under short-term contracts and through spot-market purchases.

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. The Company had entered into a contract (subject to force majeure provisions) to purchase 95% of the PCI facility's requirements for injection-quality coal through the term of the contract (which expired at the end of 1995). Early in 1994, the Company suspended its purchases under the contract's force majeure provisions and coal was not purchased under this contract during 1995. As a result, the PCI facility's coal requirements are satisfied under short-term purchase contracts.

     In December 1993, the last of the Company's coke-making facilities was permanently shut down. The Company has entered into two long-term purchase contracts, one of which requires the purchase of 1,400,000 tons of coke and extends through July 1999 subject to force majeure provisions and may be extended by mutual agreement of the parties. The second contract requires the purchase of 350,000 tons of coke for the period January 1, 1996 through December 31, 2000 on a take or pay basis, with a provision allowing the Company to sell the coke to others. Both contract terms require purchases on an annualized basis at prices negotiated annually based on certain market determinants. During 1995, the Company satisfied 70% of its total coke needs under such arrangements. The remainder of its purchased coke requirements was obtained through contracts with independent domestic and foreign sources.

     The Company sold all of its limestone and dolomite properties in September 1990. The Company has entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of its annual limestone needs through 2002, with a required minimum annual purchase of one million gross tons through 1996.

     Approximately 80% of the iron ore pellets and virtually all of the limestone received by the Company at its Indiana Harbor Works in 1995 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 25% of the Company's coal requirements were transported in its hopper cars by unit train in 1995. The remainder of the Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 23% of the Company's coke requirements in 1995 were transported in its own hopper cars, 47% in leased hopper cars, 17% in independent carrier-owned hopper cars, and 13% in independent carrier-owned river barges.

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

                                                               1995    1994    1993    1992    1991
                                                               ----    ----    ----    ----    ----
    Sheet, Strip and Plate..................................    82 %    85 %    88 %    88 %    89 %
    Bar and Structural......................................    18      15      12      12      11
                                                               ----    ----    ----    ----    ----
                                                               100 %   100 %   100 %   100 %   100 %
                                                               ====    ====    ====    ====    ====

     Sales to General Motors Corporation approximated 10% of consolidated net sales in 1995, 12% in each of 1994, 1993 and 1992, and 11% in 1991. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1995, are set forth below. Net capital additions during such period aggregated $205.0 million.

                                                                  DOLLARS IN MILLIONS
                                                --------------------------------------------------------
                                                              RETIREMENTS                    NET CAPITAL
                                                ADDITIONS      OR SALES      ADJUSTMENTS      ADDITIONS
                                                ----------    -----------    ------------    -----------
    1995.....................................     $113.9        $  36.7         $  1.5         $  78.7
    1994.....................................      223.7           47.8            2.0           177.9
    1993.....................................       86.1          140.2           (1.2)          (55.3)
    1992.....................................       54.4           73.0           (7.5)          (26.1)
    1991.....................................      124.7           94.3            (.6)           29.8

     In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of the Company. In 1995, the Company and its subsidiaries made capital expenditures of $114 million. Such expenditures principally related to the purchase of new machinery and equipment to maintain or improve operations at the Indiana Harbor Works. Capital expenditures of $224 million in 1994 included $146 million related to the purchase of the No. 2 Basic Oxygen Furnace Shop caster facility which had previously been leased, including $83 million for the purchase of the equity interest plus assumption of $63 million of caster-related debt.

     In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately one-third is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility, located near New Carlisle, Indiana, achieved operation at its design capacity in 1992. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of the Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of the Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 900,000 tons. The facility achieved operation at its design capacity in 1993. The Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from the Company, which supplies the substrate from the I/N Tek facility and the Company's Indiana Harbor Works.

     Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions -- Joint Ventures" in Industries' definitive Proxy Statement which will be furnished to stockholders of Industries in connection with its Annual Meeting scheduled to be held on May 22, 1996, and is incorporated by reference into Item 13 of this Report.

     The amount budgeted for 1996 capital expenditures by the Company and its subsidiaries is approximately $150 million. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by Industries. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1995 was approximately 10,200. At year-end, approximately 7,400 employees were represented by the United Steelworkers of America, of whom approximately 600 were on furlough or indefinite layoff. Total employment costs decreased from $690 million in 1994 to $679 million in 1995, due primarily to lower costs for pensions and other postretirement benefits which were almost entirely offset by higher direct compensation expense, including profit sharing provisions.

     Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at the Company. With the closure of the plate operations at year-end 1995, the Company has completed the workforce reduction program which was part of the turnaround strategy, reducing employment by 25%.

     The current labor agreement between the Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provided a wage increase of $.50 per hour in 1995 and a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million). All active employees receive an additional week of vacation in 1994 and in 1996. The agreement provides for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. The agreement also provides for election of a Union designee acceptable to Industries' Board of Directors (Dr. Robert B. McKersie is such Union designee), restrictions on the ability of the Company to reduce the Union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

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

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree included a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million primarily to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another two to four years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

     By year-end 1993, the last of the Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated the closure of such remaining coke-making facilities at year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. The Company has entered into two long-term contracts to satisfy the majority of its coke needs. (See "Raw Materials" above.) In addition, the Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing the Company's coke needs by approximately 25%. The facility achieved operation at its design capacity in 1994.

     Capital spending for pollution control projects totaled $19 million in 1995, up from $17 million in 1994. Another $39 million was spent in 1995 to operate and maintain such equipment, versus $41 million a year earlier. During the five years ended December 31, 1995, the Company has spent $272 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $23 million in 1996. It is anticipated that the Company will make annual capital expenditures of $10 million to $15 million in each of the four years thereafter. In addition, the Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of the Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which the Company is involved.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 71% of the energy consumed by the Company at the Indiana Harbor Works in 1995. See "Environment" above for a discussion of coke-making by the Company.

     Natural gas and fuel oil supplied approximately 26% of the energy requirements of the Indiana Harbor Works in 1995 and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility (see "Environment" above) has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1995, the Company produced approximately 58% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of Nipsco Industries, Inc. ("Nipsco") has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine on such land. Pursuant to a 15-year toll-charge contract between the Company and the Nipsco subsidiary, the turbine facility is expected to generate electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. It is anticipated that the facility will become operational in the first half of 1996 and that it will fulfill approximately 75% of the purchased electricity requirements of the Indiana Harbor Works at prices below those currently available to the Company.

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

     I/N Tek, a partnership in which a subsidiary of the Company owns a 60% interest, has constructed a 1,500,000-ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

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

     Iron Ore

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                                   ANNUAL
                                                                             PRODUCTION CAPACITY
                                                                              (IN THOUSANDS OF
                                                                                GROSS TONS OF
                    PROPERTY                           LOCATION                   PELLETS)
                                                                             -------------------
    Empire Mine............................   Palmer, Michigan                      8,100
    Minorca mine...........................   Virginia, Minnesota                   2,700
    Wabush Mine............................   Wabush, Labrador and Pointe           5,700
                                              Noire, Quebec, Canada

     The Empire Mine is operated by the Empire Iron Mining Partnership, in which the Company has a 40% interest. The Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Wabush Mine is a taconite project in which the Company owns an approximately 15% interest. The Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

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

ITEM 3. LEGAL PROCEEDINGS.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million primarily to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $1 million to $2 million per year and take another two to four years to complete. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

     On March 22, 1985, the EPA issued an administrative order to the Company's former Inland Steel Container Company Division ("Division") naming the former Division and various other unrelated companies as responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in connection with the cleanup of a waste disposal facility operated by Duane Marine Salvage Corporation at Perth Amboy, New Jersey. The administrative order alleged that certain of the former Division's wastes were transported to, and disposed of at, that facility and required the Company to join with other named parties in taking certain actions relating to the facility. The Company and the other administrative order recipients have completed the work required by the order. In unrelated matters, the EPA also advised the former Division and various other unrelated parties of other sites located in New Jersey at which the EPA expects to spend public funds on any investigative and corrective measures that may be necessary to control any releases or threatened releases of hazardous substances, pollutants and contaminants pursuant to the applicable provisions of CERCLA. The notice also indicated that the EPA believes the Company may be a responsible party under CERCLA. The extent of the Company's involvement and participation in these matters has not yet been determined. While it is not possible at this time to predict the amount of the Company's potential liability, none of these matters is expected to materially affect the Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

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

     The Company received a Notice of Violation from IDEM dated March 3, 1989 alleging violations of the Company's National Pollutant Discharge Elimination System ("NPDES") permit regarding water discharges. IDEM advised the Company by letter dated November 22, 1995 that this Notice of Violation was withdrawn inasmuch as the consent decree discussed in the first paragraph of this section adequately addressed all of the violations in said Notice of Violation.

     By letter dated March 12, 1996, the Company was informed that, at the request of the EPA, the Department of Justice is preparing to bring civil claims against the Company for alleged violations of effluent limits contained in its NPDES permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. While it is not possible at this time to predict the amount of the Company's potential liability, this matter is not expected to materially affect the Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

     The Company received a Special Notice of Potential Liability ("Special Notice") from IDEM on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that the Company may be a PRP and that the Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, the Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which the Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $250,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. The Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect the Company's financial position or results of operations.

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company reported net income of $69.1 million in 1995 as compared with $53.9 million in 1994. This was the Company's second consecutive reported annual net income and best operating profit performance since its 1988 record year.

     The following table summarizes selected earnings and other data:

                                                                  1995          1994
                                                                --------      --------
                                                                   DOLLARS AND TONS
                                                                     IN MILLIONS
          Net sales..........................................   $2,513.3      $2,487.9
          Operating profit...................................      181.7         149.3
          Net income.........................................       69.1          53.9
          Net tons shipped...................................        5.1           5.2

     Net sales increased 1 percent in 1995 as compared with 1994 due to a 2 percent increase in average selling price which was offset in part by a 1 percent decrease in the volume of steel mill products shipped. After a strong first half, average realizing prices deteriorated due to a softness in flat rolled contract business, particularly automotive, and a subsequent shift of business to a weakening spot market. Demand for bar products, however, continued strong. The Company operated at 90 percent of its raw steelmaking capability in 1995, compared with 89 percent in 1994.

     During the 1995 third quarter, the Company offered a voluntary retirement package to approximately 1,000 salaried employees. Approximately 300 salaried employees accepted the package resulting in a charge of $35 million being recorded in the quarter for provisions related to pensions, health care, and severance costs.

     At the end of the third quarter, due to economic reasons, the Company announced the closure of its plate operation to take place at the end of 1995. Provisions for pensions and other employee benefits related to the shutdown of this operation had been previously accrued. With the closure of the plate operation at year-end 1995, the Company has completed the workforce reduction program announced in 1991, reducing employment by 25 percent. A final computation of the employee benefit costs required for the 1991 program resulted in unused reserves due to differences between the actual makeup of the population leaving the Company under this program and the projections used in 1991. As a result, the Company reversed $65 million of unused reserves from the balance sheet and recorded a corresponding credit to income.

     During the 1995 third quarter, the Company also increased reserves by $7 million for additional benefit costs at a closed iron ore mining facility and by $2 million for a further writedown of non-operating assets of the former construction business. Reserves relating to environmental matters were increased by $7 million.

     Under the I/N Kote partnership agreement, the Company supplies all of the steel for the joint venture and, with certain limited exceptions, is required to set the price of that steel to assure that I/N Kote's expenditures do not exceed its revenues. In 1995 and 1994, the Company's sales prices exceeded its costs of production but were less than the market prices for cold-rolled steel products. As I/N Kote expenditures include principal payments and provisions for return on equity to the partners, the Company's ability to realize higher prices on its sales to I/N Kote depends on the facility continuing near-capacity operations and obtaining appropriate pricing for its products.

     At December 31, 1995, the Company had a net deferred tax asset of $291 million, which includes $387 million related to the temporary difference arising from the adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." While the Company believes it is more likely than not that it will generate sufficient taxable income from operations to realize all deferred tax assets, a secondary source of future taxable income could result from tax planning strategies. Possible strategies include the Company's option of changing from the LIFO method of accounting for inventories to the FIFO method (such change would have resulted in approximately $260 million of additional taxable income as of year-end 1995 which would serve to offset approximately $90 million of deferred tax assets) and selection of different tax depreciation methods. After assuming such change in accounting for inventories, the Company would need to recognize approximately $570 million of taxable income over the 15-year net operating loss carryforward period and the period in which the temporary difference related to the FASB Statement No. 106 obligation will reverse, in order to fully realize its net deferred tax asset. The Company believes that it is more likely than not that it will achieve such taxable income level. (See
Note 8 to the consolidated financial statements for further details regarding this net deferred tax asset.)

     In 1995, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this Statement did not have a material effect on the financial position or results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Report of Independent Accountants dated February 19, 1996, are set forth on pages F-2 to F-21, inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Consolidated quarterly sales and earnings information for 1995 and 1994 is set forth in Note 14 of Notes to Consolidated Financial Statements (contained herein), which is hereby incorporated by reference into this Item.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

        1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-21, inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           Report of Independent Accountants.

           Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1995.

           Consolidated Statement of Cash Flows for the three years ended December 31, 1995.

           Consolidated Balance Sheet at December 31, 1995 and 1994.

           Schedules to Consolidated Financial Statements at December 31, 1995 and 1994, relating to:

               Property, Plant and Equipment.

               Long-Term Debt.

           Statement of Accounting and Financial Policies.

           Notes to Consolidated Financial Statements.

           Financial Statement Schedule II (Reserves) for the three years ended December 31, 1995.

        2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

     (C) EXHIBITS.

        3.(i)    Copy of Certificate of Incorporation, as amended, of the Company. (Filed as
                 Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992, and incorporated by reference herein.)
        3.(ii)   Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.)
        4.A      Copy of First Mortgage Indenture, dated April 1, 1928, between the Company
                 (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor,
                 as Trustees, and of supplemental indentures thereto, to and including the
                 Thirty-Fourth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
                 filed with Steel Company's Registration Statement on

                   Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No.
                   2-2182); (iii) Exhibit B-1(h), filed with Steel Company's
                   Current Report on Form 8-K dated January 18, 1937; (iv)
                   Exhibit B-1(i), filed with Steel Company's Current Report on
                   Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and
                   B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with
                   Steel Company's Registration Statement on Form A-2 (No.
                   2-4357); (vii) Exhibit B-1(l), filed with Steel Company's
                   Current Report on Form 8-K for the month of January, 1945;
                   (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's
                   Current Report on Form 8-K for the month of July, 1956; (xii)
                   Exhibit A, filed with Steel Company's Current Report on Form
                   8-K for the month of July, 1957; (xiii) Exhibit B, filed with
                   Steel Company's Current Report on Form 8-K for the month of
                   January, 1959; (xiv) the Exhibit filed with Steel Company's
                   Current Report on Form 8-K for the month of December, 1967;
                   (xv) the Exhibit filed with Steel Company's Current Report on
                   Form 8-K for the month of April, 1969; (xvi) the Exhibit
                   filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the
                   amendment on Form 8 to Steel Company's Current Report on Form
                   8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel
                   Company's Current Report on Form 8-K for the month of
                   January, 1977; (xx) Exhibit C, filed with Steel Company's
                   Current Report on Form 8-K for the month of February, 1977;
                   (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii)
                   Exhibit B, filed with Steel Company's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1980; (xxiii)
                   Exhibit 4-D, filed with Steel Company's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1980; (xxiv)
                   Exhibit 4-D, filed with Steel Company's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1982; (xxv)
                   Exhibit 4-E, filed with Steel Company's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1983; (xxvi)
                   Exhibit 4(i) filed with the Steel Company's Registration
                   Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June
                   23, 1993; (xxviii) Exhibit 4.H filed with the Steel Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1995; and (xxix) Exhibit 4.H filed with the Steel Company's
                   Quarterly Report on Form 10-Q for the quarter ended September
                   30, 1995.
         4.B       Copy of consolidated reprint of First Mortgage Indenture,
                   dated April 1, 1928, between the Company and First Trust and
                   Savings Bank and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443,
                   and incorporated by reference herein.)
         24        Powers of attorney.
         27        Financial Data Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INLAND STEEL COMPANY

Date: March 28, 1996                        By:         ROBERT J. DARNALL

                                              ----------------------------------
                                                      Robert J. Darnall
                                                           Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                        DATE
--------------------------     -----------------------      -----------------

   ROBERT J. DARNALL            Chairman and Director         March 28, 1996
-------------------------
   Robert J. Darnall

   LILY L. MAY                 Vice President - Finance       March 28, 1996
-------------------------      and Purchasing, Principal
   Lily L. May                   Financial Officer and
                                      Controller

   A. Robert Abboud                       Director
    James W. Cozad                        Director
  James A. Henderson                      Director  By:   GEORGE A. RANNEY, JR.
  Robert B. McKersie                      Director
Maurice S. Nelson, Jr.                    Director    --------------------------
  Donald S. Perkins                       Director       George A. Ranney, Jr.
  Jean-Pierre Rosso                       Director          Attorney-in-fact
   Joshua I. Smith                        Director           March 28, 1996
   Nancy H. Teeters                       Director
   Arnold R. Weber                        Director

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                        ITEM                                            PAGE
-------------------------------------------------------------------------------------   ----
Report of Independent Accountants....................................................    F-2
Consolidated Statements of Operations and Reinvested Earnings for the three years
  ended December 31, 1995............................................................    F-3
Consolidated Statement of Cash Flows for the three years ended December 31, 1995.....    F-4
Consolidated Balance Sheet at December 31, 1995 and 1994.............................    F-5
Schedules to Consolidated Financial Statements at December 31, 1995 and 1994,
  relating to Property, Plant and Equipment, and Long-Term Debt......................    F-6
Statement of Accounting and Financial Policies.......................................    F-7
Notes to Consolidated Financial Statements...........................................    F-9
Financial Statement Schedule II (Reserves) for the three years ended December 31,
  1995...............................................................................   F-21

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF
INLAND STEEL COMPANY

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Inland Steel Company (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
February 19, 1996

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    YEARS ENDED DECEMBER 31
                                                              ------------------------------------
                                                                1995         1994          1993
                                                              --------     ---------     ---------
CONSOLIDATED STATEMENT OF OPERATIONS
  NET SALES................................................   $2,513.3     $ 2,487.9     $ 2,174.9
                                                              --------     ---------     ---------
  OPERATING COSTS AND EXPENSES:
     Cost of goods sold (excluding depreciation)...........    2,112.9       2,127.6       1,975.5
     Selling, general and administrative expenses..........       42.9          43.4          42.1
     Depreciation..........................................      121.2         117.4         111.1
     State, local and miscellaneous taxes..................       54.6          50.2          52.1
     Facility shutdown provision (Note 6)..................         --            --          22.3
                                                              --------     ---------     ---------
          Total............................................    2,331.6       2,338.6       2,203.1
                                                              --------     ---------     ---------
  OPERATING PROFIT (LOSS)..................................      181.7         149.3         (28.2)
  OTHER EXPENSE:
     General corporate expense, net of income items........       17.8           6.8          16.4
     Interest and other expense on debt....................       52.6          53.3          60.4
                                                              --------     ---------     ---------
  INCOME (LOSS) BEFORE INCOME TAXES........................      111.3          89.2        (105.0)
  PROVISION FOR INCOME TAXES (Note 8)......................       42.2          35.3          45.3Cr.
                                                              --------     ---------     ---------
  NET INCOME (LOSS)........................................   $   69.1     $    53.9     $   (59.7)
                                                              ========     =========     =========
CONSOLIDATED STATEMENT OF
  REINVESTED EARNINGS
  Accumulated deficit at beginning of year.................   $ (992.7)    $(1,020.8)    $  (935.3)
  Net income (loss) for the year...........................       69.1          53.9         (59.7)
  Preferred dividends declared.............................      (25.9)        (25.8)        (25.8)
                                                              --------     ---------     ---------
  Accumulated deficit at end of year.......................   $ (949.5)    $  (992.7)    $(1,020.8)
                                                              ========     =========     =========

---------------

Cr. = Credit

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    INCREASE (DECREASE) IN CASH
                                                                      YEARS ENDED DECEMBER 31
                                                                  -------------------------------
                                                                   1995        1994        1993
                                                                  -------     -------     -------
OPERATING ACTIVITIES
  Net income (loss)............................................   $  69.1     $  53.9     $ (59.7)
                                                                  -------     -------     -------
  Adjustments to reconcile net income (loss) to net cash
     provided
     from operating activities:
     Depreciation..............................................     121.2       117.4       111.1
     Deferred employee benefit cost............................    (109.4)       45.9        33.9
     Deferred income taxes.....................................      72.7        52.5       (29.9)
     Facility shutdown provision...............................        --          --        18.9
     Raw material joint venture costs..........................      (6.6)       (4.3)       (3.3)
     Change in:
       Receivables.............................................      33.1       (44.2)      (24.9)
       Inventories.............................................     (41.7)      (57.3)       12.8
       Accounts payable........................................     (18.1)       33.7        30.7
       Payables to related companies (other)...................      (3.6)       (1.1)        1.4
       Accrued salaries and wages..............................      (3.3)       10.1         (.2)
       Other accrued liabilities...............................      26.7       (17.5)        5.2
     Other deferred items......................................     (20.2)      (30.1)       (4.4)
                                                                  -------     -------     -------
       Net adjustments.........................................      50.8       105.1       151.3
                                                                  -------     -------     -------
       Net cash provided from operating activities.............     119.9       159.0        91.6
                                                                  -------     -------     -------
INVESTING ACTIVITIES
  Capital expenditures.........................................    (113.9)     (160.3)      (86.1)
  Investments in and advances to joint ventures, net...........      26.5        23.7        (1.9)
  Proceeds from sales of assets................................       1.7         2.6         5.7
                                                                  -------     -------     -------
       Net cash used for investing activities..................     (85.7)     (134.0)      (82.3)
                                                                  -------     -------     -------
FINANCING ACTIVITIES
Additional paid-in capital -- Inland Steel Industries..........        --       110.0       150.0
  Long-term debt issued........................................      16.8        19.7        39.3
  Long-term debt retired.......................................     (23.5)     (219.9)      (66.1)
  Change in notes payable to related companies.................      (1.6)       91.0      (106.7)
  Dividends paid...............................................     (25.9)      (25.8)      (25.8)
                                                                  -------     -------     -------
       Net cash used for financing activities..................     (34.2)      (25.0)       (9.3)
  Net decrease in cash and cash equivalents....................        --          --          --
  Cash and cash equivalents -- beginning of year...............        --          --          --
                                                                  -------     -------     -------
  Cash and cash equivalents -- end of year.....................   $    --     $    --     $    --
                                                                  =======     =======     =======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the year for:
     Interest (net of amount capitalized)......................   $  50.7     $  54.4     $  59.9
     Income taxes, net.........................................     (30.4)      (14.5)      (21.1)
  Non-cash investing and financing activities:
     Long-term debt acquired in purchase of assets.............        --        63.3          --

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET

                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                              AT DECEMBER 31
                                                                          ----------------------
                                                                            1995          1994
                                                                          ---------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................   $      --     $     --
  Receivables less provision for allowances, claims and doubtful
     accounts of $24.3 and $19.3, respectively.........................       241.3        274.4
  Inventories (Note 1).................................................       198.6        156.9
  Deferred income taxes (Note 8).......................................        29.9         28.0
                                                                          ---------     --------
       Total current assets............................................       469.8        459.3
Investments in and advances to joint ventures..........................       214.3        204.9
Property, plant and equipment, at cost, less accumulated depreciation
  (see details page F-6)...............................................     1,332.8      1,339.8
Prepaid pension costs..................................................        44.2           --
Deferred income taxes (Note 8).........................................       261.5        336.1
Deferred charges and other assets......................................        21.9         21.8
                                                                          ---------     --------
       Total assets....................................................   $ 2,344.5     $2,361.9
                                                                           ========      =======
LIABILITIES
Current liabilities:
  Accounts payable.....................................................   $   223.4     $  241.5
  Payables to related companies:
     Notes.............................................................       137.4        139.0
     Other.............................................................         4.3          7.9
  Accrued liabilities:
     Salaries, wages and commissions...................................        64.4         67.7
     Taxes, other than federal income taxes............................        72.4         59.3
     Interest on debt..................................................         6.5          6.6
     Terminated facilities costs and other (Note 6)....................        30.7         17.0
  Long-term debt due within one year...................................         7.7          6.6
                                                                          ---------     --------
       Total current liabilities.......................................       546.8        545.6
Long-term debt (see details page F-6 and Note 3).......................       409.4        417.1
Allowance for terminated facilities costs and other (Note 6)...........        44.8         34.0
Deferred employee benefits (Note 7)....................................     1,089.0      1,154.2
Deferred income and other..............................................         9.5          9.2
                                                                          ---------     --------
       Total liabilities...............................................     2,099.5      2,160.1
                                                                          ---------     --------
STOCKHOLDER'S EQUITY
Preferred stock, $1.00 par value, 500 shares authorized for all series,110 shares issued and outstanding, aggregate liquidation value
  $238.2 (Note 4)......................................................          --           --
Common stock, 2,000 shares, $1.00 par value, authorized,
  980 shares issued and outstanding....................................          --           --
Additional paid-in capital.............................................     1,194.5      1,194.5
Accumulated deficit....................................................      (949.5)      (992.7)
                                                                          ---------     --------
       Total stockholder's equity......................................       245.0        201.8
                                                                          ---------     --------
       Total liabilities and stockholder's equity......................   $ 2,344.5     $2,361.9
                                                                           ========      =======

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                              AT DECEMBER 31
                                                                           ---------------------
                                                                             1995         1994
                                                                           --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral properties........................   $  122.9     $  122.8
  Buildings, machinery and equipment....................................    3,568.3      3,486.6
  Transportation equipment..............................................      130.6        127.7
  Property under capital leases -- primarily machinery and equipment....       36.7         42.7
                                                                           --------     --------
       Total............................................................    3,858.5      3,779.8
  Less --
  Accumulated depreciation..............................................    2,391.7      2,302.0
  Accumulated depreciation -- capital leases............................       33.3         37.3
  Allowance for retirements and terminated facilities...................      100.7        100.7
                                                                           --------     --------
       Net..............................................................   $1,332.8     $1,339.8
                                                                            =======      =======
LONG-TERM DEBT:
  First Mortgage Bonds:
     Series R, 7.9% due January 15, 2007................................   $   72.5     $   72.5
     Series T, 12% due December 1, 1998.................................      125.0        125.0
     Pollution Control Series 1977, 5 3/4% due February 1, 2007.........       26.5         26.5
     Pollution Control Series 1978, 6 1/2% due May 15, 2008.............       52.0         52.0
     Pollution Control Series 1982B, 10 3/4%............................         --         17.0
     Pollution Control Series 1993, 6.8% due June 1, 2013...............       40.0         40.0
     Pollution Control Series 1995, 6.85% due December 1, 2012..........       17.0           --
                                                                           --------     --------
       Total First Mortgage Bonds.......................................      333.0        333.0
  Obligations for Industrial Development Revenue Bonds:
     Pollution Control Project No. 3, 6 1/4% due April 1, 1999..........        8.0         10.0
     Pollution Control Project No. 9, 10% due November 1, 2011..........       38.0         38.0
     Pollution Control Project No. 11, 7 1/8% due June 1, 2007..........       20.0         20.0
  Obligations under capital leases including Pollution Control Projects
     No. 1
     and No. 2 -- primarily at rates ranging from 5.9% to 12.6%, due
     through August 1, 1998.............................................       10.4         16.1
                                                                           --------     --------
       Total long-term debt.............................................   $  409.4     $  417.1
                                                                            =======      =======

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following briefly describes the Company's principal accounting and financial policies.

ACCOUNTING FOR EQUITY INVESTMENTS

     The Company's investments in less than majority-owned companies, joint ventures and partnerships, and the Company's majority interest in the I/N Tek partnership, are accounted for under the equity method.

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

     The estimated costs of pension, medical, and life insurance benefits are determined annually by consulting actuaries. The cost of these benefits for retirees is being accrued during their term of employment. Pensions are funded in accordance with ERISA requirements in a trust established under the plan. Costs for retired employee medical benefits are funded when claims are submitted.

CASH EQUIVALENTS

     Cash equivalents reflected in the Statement of Cash Flows are highly liquid, short-term investments with maturities of three months or less. Cash management activities are performed by the Company's parent, Inland Steel Industries, Inc., and periodic cash transfers are made, thereby minimizing the level of cash maintained by the Company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)
           STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In 1995, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this Statement did not have a material effect on results of operations or the financial position of the Company.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1/INVENTORIES

     Inventories were classified on December 31 as follows:

                                                                         DECEMBER 31
                                                                      ------------------
                                                                       1995        1994
                                                                      ------      ------
                                                                          DOLLARS IN
                                                                           MILLIONS
        In process and finished steel.............................    $124.5      $ 92.1
                                                                      ------      ------
        Raw materials and supplies:
          Iron ore................................................      39.7        34.7
          Scrap and other raw materials...........................      18.3        17.8
          Supplies................................................      16.1        12.3
                                                                      ------      ------
                                                                        74.1        64.8
                                                                      ------      ------
             Total................................................    $198.6      $156.9
                                                                      ======      ======

     During 1993, various inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current year costs. The effect of these liquidations on continuing operations was to decrease cost of goods sold by $24 million in 1993.

     Replacement costs for the LIFO inventories exceeded LIFO values by approximately $260 million and $248 million on December 31, 1995 and 1994, respectively.

NOTE 2/BORROWING ARRANGEMENTS

     Inland Steel Administrative Service Company, a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 million revolving credit facility with a group of banks which extends to November 30, 2000. Under this arrangement the Company has agreed to sell substantially all of its receivables to Inland Steel Administrative Service Company to secure this facility. The facility requires the maintenance of various financial ratios including minimum net worth and leverage ratios.

NOTE 3/LONG-TERM DEBT

     The outstanding First Mortgage Bonds of Inland Steel Company are the obligation solely of the Company and have not been guaranteed or assumed by, or otherwise become the obligation of, Inland Steel Industries, Inc. ("Industries") or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds, the Pollution Control Series 1978 Bonds, and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a net book value of approximately $1.0 billion on December 31, 1995.

     During the third quarter of 1995, the Company refinanced $17 million of 10.75% pollution control revenue bonds with bonds bearing an interest rate of 6.85%. In addition, in the 1994 second quarter, the Company refinanced $20 million of pollution control revenue bonds at an interest rate of 7.125%.

     In 1994, the Company redeemed all $75 million of its outstanding Series O, P, and Q First Mortgage Bonds. The Company also acquired the equity interest in the operating lease of the No. 2 Basic Oxygen

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Maturities of long-term debt and capitalized lease obligations due within five years are: $7.7 million in 1996, $7.9 million in 1997, $139.3 million in 1998, $10.8 million in 1999, and $7.8 million in 2000. See Note 11 regarding commitments and contingencies for other scheduled payments.

     Interest cost incurred by the Company totaled $54.4 million in each of 1995 and 1994, and $63.3 million in 1993. Included in these totals is capitalized interest of $1.8 million in 1995, $1.1 million in 1994, and $2.9 million in 1993.

NOTE 4/CAPITAL STOCK

     Cash dividends on Series A Preferred Stock, 10 shares issued and outstanding, are cumulative and payable quarterly at an annual rate of $72,000 per share. The shares are convertible into common stock at the rate of one share of common stock for each preferred share, and have a liquidation value of $1,320,000 per share plus any accrued and unpaid dividend. The shares are redeemable, at the Company's option, for $1,320,000 per share plus any accrued and unpaid dividends.

     Cash dividends on Series B Preferred Stock, 50 shares issued and outstanding, are cumulative and payable quarterly at an annual rate of $142,500 per share. The shares are convertible into common stock at a conversion price of $1,128,750 per share, or 1.33 common shares for each preferred share, and have a liquidation value of $1,500,000 per share plus any accrued and unpaid dividends. The shares are redeemable at the Company's option, for $1,500,000 per share plus any accrued and unpaid dividends.

     Cash dividends on Series C Preferred Stock, 50 shares issued and outstanding, are cumulative and payable quarterly at an annual rate of $360,000 per share. The shares have a liquidation value of $3,000,000 per share plus any accrued and unpaid dividends. The shares are redeemable at the Company's option at a price (plus accrued and unpaid dividends) declining from $3,288,000 for the one-year period commencing December 1, 1995 to $3,000,000 beginning December 1, 2011. The Series C Preferred Stock is also exchangeable at the Company's option on any dividend payment date for the Company's 12% subordinated debentures due December 1, 2016, at a rate of $3,000,000 principal amount of debentures for each share of Series C Preferred Stock.

NOTE 5/DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Derivatives

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies, and in foreign currency exchange rates related to firm commitments regarding a Canadian raw material joint venture. Gains and losses associated with these

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

hedging transactions become part of the cost of the item being hedged. At no time during 1995, 1994 or 1993 were such hedging transactions material.

     Long-term debt

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $433 million at December 31, 1995 and $420 million at December 31, 1994 as compared with the carrying value of $417 million and $424 million included in the balance sheet at year-end 1995 and 1994, respectively.

NOTE 6/PROVISIONS FOR RESTRUCTURING

     In the 1995 third quarter, the Company recorded a charge of $35 million for provisions related to pensions, health care, and severance costs resulting from the acceptance by approximately 300 salaried Company employees of a voluntary retirement package offered during the quarter. In addition, the Company announced the closure of its plate operation. Provisions for pensions and other employee benefits related to the shutdown of this operation had been previously accrued.

     With the closure of the plate operation, the Company completed the workforce reduction program announced in 1991. A final computation of the employee benefit costs required for the 1991 program resulted in unused reserves due to differences between the actual makeup of the population leaving the Company under this program and the projections used in 1991. The Company, therefore, reversed $65 million of unused reserves from the balance sheet and recorded a corresponding credit to income.

     During the 1995 third quarter, the Company also increased reserves by $7 million for additional benefit costs at a closed iron ore mining facility and by $2 million for a further writedown of non-operating assets of the former construction business. Reserves relating to environmental matters were increased by $7 million.

     In 1993, the Company recorded a facility shutdown provision of $22.3 million which covered costs associated with the earlier than planned closure of the Company's cokemaking facilities. Of the amount provided, $7.7 million related to the write-off of assets with the remainder provided for various expenditures associated with the shutdown of the facility, including personnel costs.

     The Company has taken initiatives to reduce its production costs by shutdown of certain Indiana Harbor Works facilities and raw materials operations. Reserve balances related to provisions for these shutdowns, which include long-term liabilities for mine reclamation costs and employee benefits, totaled $135.9 million, $133.8 million and $149.7 million at December 31, 1995, 1994 and 1993, respectively.

NOTE 7/RETIREMENT BENEFITS

     In 1995, the measurement date for pensions and benefits other than pensions was changed from December 31 to September 30 in order to provide for more timely information and to achieve administrative efficiencies in the collection of data. The change in the measurement date had no effect on 1995 expense and had an immaterial impact on the 1995 funded status of the pension plan.

     Pensions

     The Inland Steel Industries Pension Plan and Pension Trust, which covers certain employees of the Company, also covers certain employees of Industries and of certain of Industries' other subsidiaries. The plan is a non-contributory defined benefit plan with pensions based on final pay and years of service for all salaried

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay or on job class) for all other wage employees, including members of the United Steelworkers union. Because the fair value of pension plan assets pertains to all participants in the plan, no separate determination of the fair value of such assets is made solely with respect to the Company. The actuarial present value of benefits for service rendered to date and the fair value of plan assets available for benefits for the Industries consolidated group were as follows:

                                                                      SEPT. 30      DEC. 31
                                                                        1995         1994
                                                                      --------      -------
                                                                       DOLLARS IN MILLIONS
        Fair value of plan assets.................................     $1,919       $ 1,652
                                                                       ------        ------
        Actuarial present value of benefits for service rendered
          to date:
          Accumulated Benefit Obligation based on compensation
             to date..............................................      1,956         1,641
          Additional benefits based on estimated future
             compensation levels..................................         90            98
                                                                       ------        ------
          Projected Benefit Obligation............................      2,046         1,739
                                                                       ------        ------
        Plan assets shortfall to Projected Benefit Obligation.....     $ (127)      $   (87)
                                                                       ======        ======

     In 1995, Industries recorded an additional minimum pension liability of $102.6 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed. Neither was required in 1994.

     The calculation of benefit obligations was based on a discount (settlement) rate of 7.75% in 1995 and 8.8% in 1994; a rate of compensation increase of 4.0% in 1995 and 5.0% in 1994; and a rate of return on plan assets of 9.5% in both 1995 and 1994.

     Pension cost for the Company for 1995 and 1994 was $9.3 million and $25.2 million, respectively, compared with a credit of $5.6 million in 1993. In 1995, the Company paid $86.0 million to Industries for its share of a contribution to the Industries Pension Trust.

     Benefits Other Than Pension

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust was established for payment of health care benefits made to United Steelworkers of America retirees. Funding of the Trust is made as claims are submitted for payment.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The amount of net periodic postretirement benefit cost for 1995, 1994 and 1993 is composed of the following:

                                                                 1995      1994      1993
                                                                 ----      ----      ----
                                                                   DOLLARS IN MILLIONS
        Service cost........................................     $  9      $12       $12
        Interest cost.......................................       68       64        76
        Net amortization and deferral.......................      (20)      (5 )      (2 )
                                                                 ----      ---       ---
        Total net periodic postretirement benefit cost......     $ 57      $71       $86
                                                                 ====      ===       ===

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                               SEPTEMBER 30      DECEMBER 31
                                                                   1995             1994
                                                               ------------      -----------
                                                                    DOLLARS IN MILLIONS
        Accumulated postretirement benefit obligation
          attributable to:
          Retirees.........................................       $  499           $   422
          Fully eligible plan participants.................          142               135
          Other active plan participants...................          212               202
                                                                  ------            ------
        Accumulated postretirement benefit obligation......          853               759
          Unrecognized net gain............................          179               262
          Unrecognized prior service credit................           47                50
                                                                  ------            ------
        Accrued postretirement benefit obligation..........        1,079           $ 1,071
                                                                                    ======
        Expense, net of benefits provided, October through
          December 1995....................................            2
                                                                  ------
        Accrued postretirement benefit obligations at
          December 31, 1995................................       $1,081
                                                                  ======

     Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

     The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

                                                               SEPTEMBER 30      DECEMBER 31
                                                                   1995             1994
                                                               ------------      -----------
        Discount rate......................................        7.75%         8.8%
        Rate of compensation increase......................         4.0%         5.0%
        Medical cost trend rate............................         4.5%         6%-5%
        Year ultimate rate reached.........................         1996         1996

     A one percentage point increase in the assumed health care cost trend rates for each future year increases annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of September 30, 1995 by $17 million and $99 million, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 8/INCOME TAXES

     The Company participates in a tax-sharing agreement under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Any current liability is paid to Industries. If the Company is unable to use all of its allocated tax attributes (net operating loss and tax credit carryforwards) in a given year but other companies in the consolidated group are able to utilize them, then the Company will be paid for the use of its attributes. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group. Companies with taxable losses record current income tax credits not to exceed current income tax charges recorded by profitable companies. If Industries uses NOL carryforwards, the Company will use the appropriate portion of that year's carryforward previously allocated to it, if any.

     A state tax sharing agreement, similar to the federal agreement, also exists with Industries for those states in which the consolidated group is charged state taxes on a unitary or combined basis.

     The elements of the provisions for income taxes for each of the three years indicated below were as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                               1995       1994       1993
                                                               -----      -----      -----
                                                                   DOLLARS IN MILLIONS
        Current income taxes:
          Federal...........................................   $30.7Cr.   $17.5Cr.   $15.5Cr.
          State and foreign.................................      .1         .3         .1
                                                               -----      -----      -----
                                                                30.6Cr.    17.2Cr.    15.4Cr.
        Deferred income taxes...............................    72.8       52.5       29.9Cr.
                                                               -----      -----      -----
                  Total tax expense or benefit..............   $42.2      $35.3      $45.3Cr.
                                                               =====      =====      =====

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                        DECEMBER 31
                                                                    -------------------
                                                                    1995           1994
                                                                    ----           ----
                                                                    DOLLARS IN MILLIONS
        Deferred tax assets (excluding postretirement benefits
          other than pensions):
             Net operating loss and tax credit carryforwards...     $280           $280
             Restructuring and termination reserves............       90             85
             Other deductible temporary differences............       89             92
             Less: Valuation allowances........................       (2)            (5)
                                                                    ----           ----
                                                                     457            452
                                                                    ----           ----
        Deferred tax liabilities:
          Fixed asset basis difference.........................      438            402
          Other taxable temporary differences..................      115             72
                                                                    ----           ----
                                                                     553            474
                                                                    ----           ----
             Net deferred liability excluding postretirement
               benefits other than pensions....................      (96)           (22)
        FASB Statement No. 106 impact (postretirement benefits
          other than pensions).................................      387            386
                                                                    ----           ----
             Net deferred asset................................     $291           $364
                                                                    ====           ====

     For tax purposes, the Company had available, at December 31, 1995, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $721 million which will expire as follows: $60 million in 2005, $288 million in 2006, $258 million in 2007, $109 million in 2008, and $6 million in 2009. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $11 million, which expire during the years 1996 through 2006. A valuation allowance of $2 million has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $17 million, which may be used indefinitely to reduce regular federal income taxes.

     The Company believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below.

     The NOL carryforwards and existing deductible temporary differences (excluding those relating to FASB Statement No. 106) are substantially offset by existing taxable temporary differences reversing within the carryforward period. Furthermore, any such recorded tax benefits which would not be so offset are expected to be realized by continuing to achieve future profitable operations.

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992 as a cumulative effect charge in 1992. At December 31, 1995, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $387 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

     The Company operates in a highly cyclical industry and consequentially has had a history of generating and then fully utilizing significant amounts of NOL carryforwards. During the years 1986 through 1989, the Company utilized approximately $600 million of NOL carryforwards and in 1995 utilized $128 million of NOL carryforwards.

     While not affecting the determination of deferred income taxes for financial reporting purposes, at December 31, 1995, the Company had available for AMT purposes approximately $42 million of NOL carryforwards which will expire as follows: $8 million in 2007 and $34 million in 2008.

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the federal corporate tax rate as follows:

                                                               YEARS ENDED DECEMBER 31
                                                          ---------------------------------
                                                          1995          1994          1993
                                                          -----         -----         -----
                                                                 DOLLARS IN MILLIONS
        Federal income tax expense or benefit computed
          at statutory tax rate of 35%.................   $38.9         $31.2         $36.8Cr.
        Additional taxes or credits from:
          State and local income taxes, net of federal
             income tax effect.........................     5.3           4.5            .8
          Percentage depletion.........................     2.9Cr.        2.8Cr.        2.2Cr.
          Change in federal statutory rate.............      --            --           9.3Cr.
          All other, net...............................      .9           2.4           2.2
                                                          -----         -----         -----
                  Total income tax expense or
                    benefit............................   $42.2         $35.3         $45.3Cr.
                                                          =====         =====         =====

---------------
Cr. = Credit

NOTE 9/TRANSACTIONS WITH NIPPON STEEL CORPORATION

     On December 18, 1989, Industries sold 185,000 shares of its Series F Exchangeable Preferred Stock to NS Finance III, Inc., an indirectly wholly owned subsidiary of Nippon Steel Corporation ("NSC"), for $1,000 per share. The preferred stock was exchanged in the third quarter of 1995 for Industries' 10.23% Subordinated Voting Note. With respect to Industries stockholder voting, such preferred stock entitled the holder to 30.604 votes per share and the Subordinated Voting Note entitles the holder to 30.604 votes per $1,000 of principal amount outstanding, which number may be adjusted from time to time upon the occurrence of certain events. The following is a summary of the Company's relationships with NSC.

     I/N Tek, a general partnership formed for a joint venture between the Company and NSC, owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold-rolled steel. Under the tolling arrangement, the Company was charged $147.5 million, $131.1 million and $141.2 million in 1995, 1994 and 1993, respectively, for such tolling services. NSC has the right to purchase up to 400,000 tons of cold-rolled steel from the Company in each year at market-based negotiated prices, up to half of which may be steel

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

processed by I/N Tek. Purchases of Company products by a subsidiary of NSC aggregated $132.8 million, $172.8 million and $157.8 million during 1995, 1994 and 1993, respectively. At year-end 1995 and 1994, a subsidiary of NSC owed the Company $6.1 million and $10.6 million, respectively, related to these purchases.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $452 million outstanding under its long-term financing agreement at December 31, 1995. I/N Kote is required to buy all of its cold-rolled steel from the Company, which is required to furnish such cold-rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold-rolled steel by I/N Kote aggregated $303.7 million in 1995, $275.6 million in 1994 and $191.7 million in 1993. At year-end 1995 and 1994, I/N Kote owed the Company $4.8 million and $26.0 million, respectively, related to these purchases. Prices of cold-rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1995 and 1994, the Company sold cold-rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold-rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $32.6 million in 1995, $36.0 million in 1994 and $29.1 million in 1993. The Company sells all I/N Kote products that are distributed in North America.

     The Company and NSC have entered into various agreements pursuant to which NSC has provided technical services and licenses of proprietary steel technology with respect to specific Company research and engineering projects. Pursuant to such agreements, the Company incurred costs of $1.9 million, $1.6 million and $3.7 million for technical services and related administrative costs for services provided during 1995, 1994 and 1993, respectively.

NOTE 10/INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 15% interest (13-3/4% interest in 1994 and 1993) in Wabush Mines and 12-1/2% interest in Walbridge Electrogalvanizing Company. I/N Tek and I/N Kote are joint ventures with NSC (see Note 9). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire and Wabush are iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. and Canadian steel companies. Walbridge is a venture that coats cold-rolled steel in which Inland has the

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

right to 25% of the productive capacity. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                              1995        1994        1993
                                                            --------    --------    --------
                                                                  DOLLARS IN MILLIONS
        RESULTS OF OPERATIONS FOR THE YEAR
          ENDED DECEMBER 31:
          Gross revenue..................................   $1,183.1    $1,098.3    $  956.7
          Costs and expenses.............................    1,100.8     1,070.2       945.1
                                                            --------    --------    --------
          Net income.....................................   $   82.3    $   28.1    $   11.6
                                                             =======     =======     =======
        FINANCIAL POSITION AT DECEMBER 31:
          Current assets.................................   $  269.1    $  265.2    $  279.7
          Total assets...................................    1,838.5     1,868.3     1,925.9
          Current liabilities............................      253.5       246.5       241.6
          Total liabilities..............................    1,457.9     1,499.9     1,545.5
          Net assets.....................................      380.6       368.4       380.4

NOTE 11/COMMITMENTS AND CONTINGENCIES

     The Company guarantees payment of principal and interest on its 40% share of the long-term debt of Empire Iron Mining Partnership requiring a principal payment of $7.0 million in 1996. At year-end 1995, the Company also guaranteed $27.4 million of long-term debt attributable to a subsidiary's interest in PCI Associates.

     The Company sold all of its limestone and dolomite properties in September 1990. The Company has entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of its annual limestone needs through 2002, with a required minimum annual purchase of one million gross tons through 1996.

     The Company and its subsidiaries have various operating leases for which future minimum lease payments are estimated to total $107.5 million through 2020, including approximately $21.9 million in 1996, $17.7 million in 1997, $13.5 million in 1998, $10.1 million in 1999, and $8.7 million in 2000.

     It is anticipated that the Company will make capital expenditures of $23 million in 1996 and $10 million to $15 million annually in each of the four years thereafter for the construction, and have ongoing annual expenditures of $40 million to $50 million for the operation, of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1995, the Company's reserves for environmental liabilities totaled $26 million, $19 million of which related to the sediment remediation under the 1993 EPA consent decree.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, approximated $55 million at year-end 1995.

NOTE 12/RELATED PARTY TRANSACTIONS

     Industries has established procedures for charging its administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for 1995, 1994 and 1993 totaled $17.6 million, $18.6 million and $24.2 million, respectively.

     There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For 1995, 1994 and 1993, the Company's net interest expense to companies within the Industries group totaled $14.4 million, $7.7 million and $8.0 million, respectively.

     The Company sells to and purchases products from related companies at prevailing market prices. These transactions for the indicated years, except those with I/N Kote (see Note 9), are summarized as follows:

                                                                  1995      1994      1993
                                                                 ------    ------    ------
                                                                    DOLLARS IN MILLIONS
        Net product sales.....................................   $196.5    $183.4    $173.6
        Net product purchases.................................     19.9      18.7      16.3

NOTE 13/CONCENTRATION OF CREDIT RISK

     The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. Approximately 77% of the sales were to customers in five mid-American states, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to General Motors Corporation approximated 10% of consolidated net sales in 1995 and 12% in each of 1994 and 1993. No other customer, except I/N Kote (see Note 9), accounted for more than 10% of the consolidated net sales of the Company during any of these years.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 14/CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                     1995
                                                -----------------------------------------------
                                                 FIRST        SECOND        THIRD       FOURTH
                                                QUARTER       QUARTER      QUARTER      QUARTER
                                                -------       -------      -------      -------
                                                              DOLLARS IN MILLIONS
        Net sales............................   $ 651.7       $ 685.4      $ 574.3      $ 601.9
        Gross profit.........................      62.5          81.9         51.5         34.0
        Net income...........................      21.2          33.4         10.4          4.1

                                                                     1994
                                                -----------------------------------------------
                                                 FIRST        SECOND        THIRD       FOURTH
                                                QUARTER       QUARTER      QUARTER      QUARTER
                                                -------       -------      -------      -------
                                                              DOLLARS IN MILLIONS
        Net sales............................   $ 590.9       $ 643.2      $ 613.5      $ 640.3
        Gross profit.........................      23.5          58.5         53.6         61.5
        Net income or (loss).................      (1.9)         20.1         16.7         19.0

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                             SCHEDULE II--RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PROVISIONS FOR ALLOWANCES
                             CLAIMS AND DOUBTFUL ACCOUNTS
                ------------------------------------------------------
   YEARS        BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
   ENDED        BEGINNING       CHARGED         FROM          END OF
DECEMBER 31      OF YEAR       TO INCOME      RESERVES         YEAR
-----------     ----------     ---------     ----------     ----------
    1995          $ 19.3         $10.6          $5.6(A)       $ 24.3
    1994          $ 22.9         $ 4.4          $6.3(A)       $ 19.3
                                                $1.7(B)
    1993          $ 18.4         $12.3          $6.0(A)       $ 22.9
                                                $1.8(B)

NOTES:
(A) Allowances granted during year.
(B) Bad debts written off during year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT                                                                                SEQUENTIAL
NUMBER                                   DESCRIPTION                                    PAGE NO.
-------  ---------------------------------------------------------------------------   ----------
3.(i)    Copy of Certificate of Incorporation, as amended, of the Company. (Filed as
         Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992, and incorporated by reference herein.)                         --
3.(ii)   Copy of By-Laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
         1994, and incorporated by reference herein.)                                      --
4.A      Copy of First Mortgage Indenture, dated April 1, 1928, between the Company
         (the "Steel Company") and First Trust and Savings Bank and Melvin A.
         Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fourth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),
         B-1(d) and B-1(e), filed with Steel Company's Registration Statement on
         Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel
         Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit
         B-1(h), filed with Steel Company's Current Report on Form 8-K dated January
         18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on
         Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April,
         1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's
         Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit
         1, filed with Steel Company's Current Report on Form 8-K for the month of
         November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of
         March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on
         Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel
         Company's Current Report on Form 8-K for the month of July, 1957; (xiii)
         Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's
         Current Report on Form 8-K for the month of December, 1967; (xv) the
         Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the
         month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current
         Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January,
         1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with
         Steel Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv)
         Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the
         Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii)
         Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June
         23, 1993; (xxviii) Exhibit 4.H filed with the Steel Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1995; and (xxix) Exhibit
         4.H filed with the Steel Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1995.                                                 --

                                       (i)

EXHIBIT                                                                                SEQUENTIAL
NUMBER                                   DESCRIPTION                                    PAGE NO.
-------  ---------------------------------------------------------------------------   ----------
4.B      Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
         1928, between the Company and First Trust and Savings Bank and Melvin A.
         Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture.
         (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and
         incorporated by reference herein.)                                                --
24       Powers of attorney.........................................................
27       Financial Data Schedules...................................................

                                      (ii)