Form 10-Q
period 1996-03-31
INLAND STEEL CO
filed 1996-05-15
CIK 50548

                                                           FIRST QUARTER - 1996




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                             ------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1996

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the transition period from            to


                             ------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 3, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                                         Dollars in Millions
                                                        ---------------------
                                                         Three Months Ended
                                                              March 31
                                                        ---------------------
                                                          1996         1995
                                                        --------      -------
NET SALES                                               $ 615.7       $ 651.7
                                                        -------       -------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                                      561.9         558.9
  Selling, general and administrative expenses              9.9          10.4
  Depreciation                                             31.3          31.1
                                                        -------       -------

      Total                                               603.1         600.4
                                                        -------       -------

OPERATING PROFIT                                           12.6          51.3

General corporate expense, net of income items              3.2           4.1
Interest and other expense on debt                         12.7          12.7
                                                        -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                          (3.3)         34.5

PROVISION FOR INCOME TAXES                                  1.2Cr.       13.3
                                                        -------       -------

NET INCOME (LOSS)                                       $  (2.1)      $  21.2
                                                        =======       =======



                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================

                                                           Dollars in Millions
                                                          ----------------------
                                                            Three Months Ended
                                                                 March 31
                                                          ----------------------
                                                            1996         1995
                                                          --------      -------
OPERATING ACTIVITIES
  Net income (loss)                                       $  (2.1)       $ 21.2
  Adjustments to reconcile net income (loss) to
    net cash provided from operating activities:
    Depreciation                                             31.3          31.1
    Deferred employee benefit cost                            5.2           2.7
    Deferred income taxes                                     (.3)          9.2
    Change in:    Receivables                                12.4          38.2
                  Inventories                                 3.3         (26.1)
                  Accounts payable                          (21.9)        (21.0)
                  Payables to related companies               4.2          (7.8)
                  Accrued salaries and wages                 (8.0)         (8.8)
                  Other accrued liabilities                   4.0          22.5
    Other deferred items                                      1.5           5.8
                                                          -------        ------
      Net adjustments                                        31.7          45.8
                                                          -------        ------
      Net cash provided from operating activities            29.6          67.0
                                                          -------        ------
INVESTING ACTIVITIES
  Capital expenditures                                      (28.8)        (21.3)
  Investments in and advances to joint ventures, net          5.8           (.1)
  Proceeds from sales of assets                                .3            .3
                                                          -------        ------
      Net cash used for investing activities                (22.7)        (21.1)
                                                          -------        ------
FINANCING ACTIVITIES
  Long-term debt retired                                      (.5)          (.8)
  Change in notes payable to related companies                  -         (38.6)
  Dividends paid                                             (6.4)         (6.5)
                                                          -------        ------

      Net cash used for financing activities                 (6.9)        (45.9)
                                                          -------        ------

Net change in cash and cash equivalents                         -             -
Cash and cash equivalents - beginning of year                   -             -
                                                          -------        ------
Cash and cash equivalents - end of period                 $     -        $    -
                                                          =======        ======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)                  $   3.3        $  3.7
    Income taxes, net                                         (.8)          5.8



                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET
================================================================================

                                                                              Dollars in Millions
                                                               -----------------------------------------------
ASSETS                                                         March 31, 1996                December 31, 1995
- ------                                                         --------------                -----------------
                                                                (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                                            $      -                        $      -
    Receivables                                                             228.9                           241.3
    Inventories - principally at LIFO
      In process and finished products                    $  139.2                       $  124.5
      Raw materials and supplies                              56.1          195.3            74.1           198.6
                                                          --------                       --------
    Deferred income taxes                                                    30.6                            29.9
                                                                         --------                        --------
          Total current assets                                              454.8                           469.8
  INVESTMENTS IN AND ADVANCES
    TO JOINT VENTURES                                                       204.4                           214.3
  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                                3,888.0                        3,858.5
    Less: Reserve for depreciation,
           amortization and depletion                      2,456.2                        2,425.0
          Allowance for terminated facilities                100.7        1,331.1           100.7         1,332.8
                                                          --------                       --------
  PREPAID PENSION COSTS                                                      41.6                            44.2

  DEFERRED INCOME TAXES                                                     261.1                           261.5

  OTHER ASSETS                                                               22.7                            21.9
                                                                         --------                        --------

          Total Assets                                                   $2,315.7                        $2,344.5
                                                                         ========                        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                     $  201.5                        $  223.4
    Payables to related companies
       Notes                                                                137.4                           137.4
       Trade & other                                                          8.5                             4.3
    Accrued liabilities                                                     170.0                           174.0
    Long-term debt due within one year                                        8.2                             7.7
                                                                         --------                        --------
          Total current liabilities                                         525.6                           546.8
  LONG-TERM DEBT                                                            408.4                           409.4
  DEFERRED EMPLOYEE BENEFITS                                              1,091.6                         1,089.0
  OTHER CREDITS                                                              53.6                            54.3
                                                                         --------                        --------
          Total liabilities                                               2,079.2                         2,099.5
  STOCKHOLDER'S EQUITY (Schedule A)                                         236.5                           245.0
                                                                         --------                        --------
          Total Liabilities and Stockholder's Equity                     $2,315.7                        $2,344.5
                                                                         ========                        ========



                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================




NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $4.5 million and $4.7 million by Industries for the first quarters of 1996 and 1995, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1996 totaled $3.9 million as compared with $3.3 million for the first quarter of 1995.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                         Dollars in Millions
                                       ------------------------
                                             Three Months
                                            Ended March 31
                                       ------------------------
                                           1996         1995
                                       ------------  ----------

    Net Product Sales                     $57.5         $44.4
    Net Product Purchases                   6.1           5.5



NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $72 million at March 31, 1996 compared with $55 million at December 31, 1995.

ITEM 2.



            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS




RESULTS OF OPERATIONS - Comparison of First Quarter 1996 to First Quarter 1995


     The Company reported a first quarter 1996 consolidated net loss of $2.1 million compared with a consolidated net income of $21.2 million in the 1995 first quarter.

     The Company's net sales of $615.7 million in the first quarter represented a 6 percent reduction from the year-ago period. Although the volume of steel mill products sold increased 3 percent to 1,325,000 tons, the average selling price fell 9 percent from the year-ago period reflecting a deterioration in prices. Operating profit decreased to $12.6 million from $51.3 million in the comparable 1995 quarter, due primarily to the lower average selling price.

                          PART II. OTHER INFORMATION

ITEM 5. LEGAL PROCEEDINGS


     On March 29, 1996, the EPA filed a lawsuit against the Company in the U.S. District Court for the Northern District of Indiana for alleged violations of effluent limits contained in its NPDES permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. While it is not possible at this time to predict the amount of the Company's potential liability, this matter is not expected to materially affect the Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

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

   4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fourth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2
        (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with the
        Company's Current Report on Form 8-K for the month of January, 1945;
        (viii) Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the Company's Current
        Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977;
        (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978;
        (xxii) Exhibit B, filed with the Company's Quarterly Report on Form
        10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31,

         1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; and (xxix) Exhibit 4.H filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

   4.C  Copy of the Thirty-Fourth Supplemental Indenture dated as of August
        1, 1995 from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees. (Filed as Exhibit 4.C to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated by reference herein.)

    27  Financial Data Schedule.

   (b)  Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INLAND STEEL COMPANY



                                         By     Lily L. May
                                             -----------------------------
                                               Lily L. May
                                               Vice President -
                                               Finance and Purchasing,
                                               Principal Financial Officer
                                               and Controller






Date: May 6, 1996

                                                           Part I -- Schedule A

                INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                       SUMMARY OF STOCKHOLDER'S EQUITY
================================================================================

                                                     Dollars in Millions
                                           -------------------------------------
                                            March 31, 1996     December 31, 1995
                                           ----------------    -----------------
                                              (unaudited)
STOCKHOLDER'S EQUITY

  Series A preferred stock ($1 par value)
    -  10 shares issued and outstanding              $      -           $      -

  Series B preferred stock ($1 par value)
    -  50 shares issued and outstanding                     -                  -

  Series C preferred stock ($1 par value)
    -  50 shares issued and outstanding                     -                  -

  Common stock ($1 par value)
    -  980 shares issued and outstanding                    -                  -

  Additional paid-in capital                          1,194.5            1,194.5

  Accumulated deficit
    Balance beginning of year              $(949.5)            $(992.7)

    Net income(loss)                          (2.1)               69.1

    Dividends                                 (6.4)    (958.0)   (25.9)  (949.5)
                                           -------    -------  -------   ------

      Total Stockholder's Equity                     $  236.5           $ 245.0
                                                     ========           =======

                               INDEX TO EXHIBITS



Exhibit                                                               Sequential
Number                           Description                            Page No.
- ------                           -----------                          ----------

3.(i)    Copy of Restated Certificate of Incorporation of the Company.
         (Filed as Exhibit 3-A to the Company's Annual Report on Form
         10-K for the year ended December 31, 1992, and incorporated
         by reference herein.)                                              --


3.(ii)   Copy of By-laws, as amended, of the Company.  (Filed as
         Exhibit  3.(ii) to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1994, and incorporated by
         reference herein.)                                                 --

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


Exhibit                                                              Sequential
Number                        Description                             Page No.
- -------                       -----------                            ----------
        B, filed with the Company's Quarterly Report on Form 10-Q
        for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D,
        filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D,
        filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2
        (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's
        Current Report on Form 8-K dated June 23, 1993; and (xxviii)
        Exhibit 4.C filed with the Company's Quarterly Report on Form
        10-Q for the quarter ended June 30, 1995; and (xxix)             --
        Exhibit 4.H filed with the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1995.

4.B     Copy of consolidated reprint of First Mortgage Indenture,
        dated April 1, 1928, between the Company and First Trust and
        Savings Bank and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443,
        and incorporated by 4.B reference herein.)                        --

4.C     Copy of the Thirty-Fourth Supplemental Indenture dated as of
        August 1, 1995 from Inland Steel Company to First National
        Bank and John G. Finley as Trustees, to the First Mortgage
        Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as
        Trustees.  (Filed as Exhibit 4.C to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1995,
        and incorporated by 4.C reference herein.)                        --

27      Financial Data Schedule .....................................