Form 10-Q
period 1996-06-30
INLAND STEEL CO
filed 1996-08-09
CIK 50548

                                                           Second Quarter - 1996



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q
                                   ---------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended June 30, 1996

                                      or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the Transition period from          to
                                               -------    -------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 5, 1996.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A Wholly owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Operations (Unaudited)

================================================================================


                                             Dollars in Millions
                              -----------------------------------------------
                               Three Months Ended          Six Months Ended
                                     June 30                   June 30
                              --------------------     ----------------------
                                1996       1995            1996       1995
                                ----       ----            ----       ----

NET SALES                     $ 604.9    $ 685.4       $ 1,220.6    $ 1,337.1
                              -------    -------       ---------    ---------

OPERATING COSTS AND EXPENSES
  Cost of goods sold            551.1      573.9         1,113.0      1,132.8
  Selling, general and
   administrative expenses       11.5       11.5            21.4         21.9
  Depreciation                   31.0       30.4            62.3         61.5
                              -------    -------       ---------    ---------
       Total                    593.6      615.8         1,196.7      1,216.2
                              -------    -------       ---------    ---------

OPERATING PROFIT                 11.3       69.6            23.9        120.9

General corporate expense,
   net of income items            3.6        3.3             6.8          7.4
Interest and other expense
on debt                          12.1       12.0            24.8         24.7
                              -------    -------       ---------    ---------

INCOME (LOSS) BEFORE INCOME
 TAXES                           (4.4)      54.3            (7.7)        88.8

PROVISION FOR INCOME TAXES        1.7Cr.    20.9             2.9Cr.      34.2
                              -------    -------       ---------    ---------

NET INCOME (LOSS)             $  (2.7)   $  33.4       $    (4.8)   $    54.6
                              =======    =======       =========    =========

                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================

                                                                                           Dollars in Millions
                                                                                           -------------------
                                                                                            Six Months Ended
                                                                                                 June 30
                                                                                       --------------------------
                                                                                          1996            1995
                                                                                       --------          --------
OPERATING ACTIVITIES
  Net income (loss)                                                                    $   (4.8)         $   54.6
                                                                                       --------          --------
  Adjustments to reconcile net income (loss) to
     net cash provided from operating activities:
     Depreciation                                                                          62.3              61.5
     Deferred income taxes                                                                 (3.7)             35.1
     Deferred employee benefit cost                                                         9.3             (78.6)
     Change in: Receivables                                                                 3.2               9.2
                Inventories                                                                45.3             (30.1)
                Advances                                                                      -             (28.2)
                Accounts payable                                                          (35.5)            (18.5)
                Payables to related companies                                               1.4               (.1)
                Accrued salaries and wages                                                 (8.4)              2.1
                Other accrued liabilities                                                   6.8              12.6
     Other deferred items                                                                  (2.8)             (3.3)
                                                                                       --------          --------
       Net adjustments                                                                     77.9             (38.3)
                                                                                       --------          --------
       Net cash provided from operating activities                                         73.1              16.3
                                                                                       --------          --------
INVESTING ACTIVITIES
  Capital expenditures                                                                    (67.2)            (44.0)
  Investments in and advances to joint ventures, net                                       11.5               6.2
  Proceeds from sales of assets                                                             3.4                .4
                                                                                       --------          --------
       Net cash used for investing activities                                             (52.3)            (37.4)

FINANCING ACTIVITIES
  Long-term debt retired                                                                   (3.9)             (4.1)
  Change in notes payable to related companies                                             (4.0)             38.1
  Dividends paid                                                                          (12.9)            (12.9)
                                                                                       --------          --------
       Net cash provided from (used for) financing activities                             (20.8)             21.1

Net change in cash and cash equivalents                                                       -                 -
Cash and cash equivalents - beginning of year                                                 -                 -
                                                                                       $      -          $      -
Cash and cash equivalents - end of period                                              ========          ========

SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)                                               $   24.3          $   24.0
    Income taxes, net                                                                      (5.8)             (2.0)



                See notes to consolidated financial statements

                INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                          CONSOLIDATED BALANCE SHEET
================================================================================

                                                                               Dollars in Millions
                                                      -------------------------------------------------------------------
ASSETS                                                       June 30, 1996                       December 31, 1995
- ------                                                  ----------------------------         ----------------------------
                                                              (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                                              $       -                             $      -
    Receivables                                                                238.1                                241.3
    Inventories - principally at LIFO
      In process and finished products                  $   95.6                                 $  124.5
      Raw materials and supplies                            57.7               153.3                 74.1           198.6
                                                        --------                                 --------
    Deferred income taxes                                                       30.2                                 29.9
                                                                           ---------                             --------
          Total current assets                                                 421.6                                469.8

  INVESTMENTS IN AND ADVANCES
    TO JOINT VENTURES                                                          205.8                                214.3

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                              3,927.5                                  3,858.5
    Less: Reserve for depreciation,
           amortization and depletion                    2,487.1                                  2,425.0
          Allowance for terminated facilities              100.7             1,339.7                100.7         1,332.8
                                                        --------                                 --------
  PREPAID PENSION COSTS                                                         57.4                                 44.2

  DEFERRED INCOME TAXES                                                        259.7                                261.5

  OTHER ASSETS                                                                  15.0                                 21.9
                                                                            --------                             --------
          Total Assets                                                      $2,299.2                             $2,344.5
                                                                            ========                             ========
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

  CURRENT LIABILITIES
    Accounts payable                                                        $  187.9                             $  223.4
    Payables to related companies
      Notes                                                                    133.4                                137.4
      Trade & other                                                              5.7                                  4.3
    Accrued liabilities                                                        172.4                                174.0
    Long-term debt due within one year                                           8.3                                  7.7
                                                                            --------                             --------
          Total current liabilities                                            507.7                                546.8

  LONG-TERM DEBT                                                               404.9                                409.4

  DEFERRED EMPLOYEE BENEFITS                                                 1,096.8                              1,089.0

  OTHER CREDITS                                                                 53.0                                 54.3
                                                                            --------                             --------
          Total liabilities                                                  2,062.4                              2,099.5

  STOCKHOLDER'S EQUITY (Schedule A)                                            236.8                                245.0
                                                                            --------                             --------
          Total Liabilities and Stockholder's Equity                        $2,299.2                             $2,344.5
                                                                            ========                             ========

                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A Wholly owned Subsidiary of Inland Steel Industries, Inc.)

            Notes to Consolidated Financial Statements (Unaudited)
===============================================================================

NOTE 1/ FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $9.0 million and $9.3 million by Industries for the first six months of 1996 and 1995, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1996 totaled $7.1 million as compared to $5.9 million for the first six months of 1995.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                              Dollars in Millions
                                    -----------------------------------------
                                      Three Months             Six Months
                                     Ended June 30           Ended June 30
                                    ----------------       ------------------
                                    1996       1995        1996        1995
                                    ----       -----       -----       -----
Net Product Sales                   $48.3      $41.4       $105.8      $85.8
Net Product Purchases                 4.6        5.8         10.7       11.3

NOTE 3/RETIREMENT BENEFITS

Effective April 30, 1996, that portion of the Industries Pension Plan covering Ryerson Tull Inc. ("RT") current and former employees was separated and became a new and separate plan sponsored by RT. Due to this separation, the Company's benefit obligation was remeasured using plan data and actuarial assumptions as of April 30, 1996, including a change in the discount rate from 7.75 percent used previously to 8.0 percent. As a result, the Company recognized a $14.6 million increase in its prepaid pension costs, a $9.5 million reduction in the accumulated deficit and a $5.1 million deferred tax asset decrease.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A Wholly owned subsidiary of Inland Steel Industries, Inc.)

            Notes to Consolidated Financial Statements (Unaudited)
===============================================================================


NOTE 4/SUBSEQUENT EVENT

In July 1996, the Company commenced a tender offer for all of its Series T First Mortgage Bonds. Of the $125 million principal amount outstanding, $98.7 million was tendered which will result in the Company recognizing an extraordinary after-tax loss of approximately $7.7 million, $11.6 million before income taxes, in the 1996 third quarter. Funds for this early retirement of Series T Bonds will be provided to the Company by a loan from Industries.


NOTE 5/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $67 million at June 30, 1996 compared with $55 million at December 31, 1995.

Item 2.

        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



RESULTS OF OPERATIONS - Comparison of First Six Months of 1996 to First Six
- ---------------------------------------------------------------------------
 Months of 1995
 --------------

     The Company reported a consolidated net loss of $4.8 million in the first six months of 1996 compared with net income of $54.6 million in the comparable 1995 period. A deterioration in operating results was the principal factor leading to the decrease.

     Company net sales of $1.22 billion in the first six months of 1996 were $116.5 million, or 9 percent, lower than that reported in the 1995 first half, due entirely to a lower average selling price. Steel mill shipments were up by less than one percent on a comparable period-to-period basis. The lower average selling price was also the primary factor in the decline of first half operating profit to $23.9 million from $120.9 million a year ago.

     In July, the Company commenced a tender offer for the entire $125 million principal amount, of its Series T First Mortgage Bonds outstanding. Of that amount, $98.7 million was tendered, which will result in the Company recognizing an extraordinary after-tax loss of approximately $7.7 million, $11.6 million before income taxes, in the 1996 third quarter. Funds for this early retirement of Series T Bonds will be provided to the Company by a loan from Industries.

                          PART 11. OTHER INFORMATION
                          --------------------------


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

     4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K, dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357);
            (vii) Exhibit B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with the Company's Current Report on form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956;
            (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January , 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to the company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, file with the Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi)
            Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993; and

            (xxviii) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; and (xxix) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

     4.C Copy of the Thirty-Fifth Supplemental Indenture dated as of July 29, 1996 from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees.

     27     Financial Data Schedule.

     (b)    Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during quarter ended June 30, 1996.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                       INLAND STEEL COMPANY



                                       By /s/ Cynthia C. Heath
                                         ---------------------
                                          Cynthia C. Heath
                                          Vice President -
                                          Finance and Purchasing,
                                          Principal Financial Officer
                                          and Controller








Date: August 9, 1996

                                                            Part I -- Schedule A
                                                            --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        Summary of Stockholder's Equity

===================================================================================================================================

                                                                        Dollars in Millons
                                                           ----------------------------------------------
                                                               June 30, 1996        December 31, 1995
                                                           -----------------        ---------------------
                                                                   (anaudited)

STOCKHOLDER'S EQUITY
- --------------------

Series A preferred stock ($1 par value)
   - 10 shares issued and outstanding                                  $      -                 $      -

Series B preferred stock ($1 par value)
   - 50 shares issued and outstanding                                         -                        -

Series C preferred stock ($1 par value)
   - 50 shares issued and outstanding                                         -                        -

Common stock ($1 pare value)
   - 980 shares issued and outstanding                                        -                        -

Additional paid-in capital                                              1,194.5                  1,194.5
Accumulated deficit
  Balance beginning of year                                $ (949.5)                 $ (992.7)

Net Income (loss)                                              (4.8)                     69.1

Retained earnings impact
   of Pension Plan split                                        9.5                         -

Dividends                                                     (12.9)     (957.7)        (25.9)    (949.5)
                                                           --------    --------      --------   --------

       Total Stockholder's Equity                                      $  236.8                 $  245.0
                                                                       ========                 ========

                               INDEX TO EXHIBITS


Exhibit
Number
- ------                           Description
                                 -----------


3.(i) Copy of Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference herein.)

3.(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3. (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.)

4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No.2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1 (h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1
          (j) and B-1 (k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1((l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946;
          (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957;
          (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967;
          (xv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970;
          (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978;
          (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; and (xxix) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

4.C Copy of the Thirty-Fifth Supplemental indenture dated as of July 29, 1996 from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and
          Melvin A. Traylor, as Trustees .....................................

27        Financial Data Schedule ............................................