Form 10-Q
period 1996-09-30
INLAND STEEL CO
filed 1996-11-14
CIK 50548

                                                            THIRD QUARTER - 1996


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                           _________________________


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                              ------   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 7, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
===============================================================================

                                                                     Dollars in Millions
                                                   ---------------------------------------------------------
                                                       Three Months Ended              Nine Months Ended
                                                           September 30                   September 30
                                                  ----------------------------  -------------------------------
                                                        1996          1995              1996           1995
                                                      --------      --------          --------       --------

NET SALES                                             $  574.9      $  574.3          $1,795.5       $1,911.4
                                                      --------      --------          --------       --------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                    506.0         486.1           1,619.0        1,618.9
   Selling, general and
     administrative expenses                              12.4          18.9              33.8           40.8
   Depreciation                                           31.6          30.1              93.9           91.6
                                                      --------      --------          --------       --------

          Total                                          550.0         535.1           1,746.7        1,751.3
                                                      --------      --------          --------       --------

OPERATING PROFIT                                          24.9          39.2              48.8          160.1

General corporate expense,
     net of income items                                   3.5           7.8              10.3           15.3
Interest and other expense on debt                        11.9          14.5              36.7           39.2
                                                      --------      --------          --------       --------

INCOME BEFORE INCOME TAXES                                 9.5          16.9               1.8          105.6


PROVISION FOR INCOME TAXES                                 3.7           6.5                .9           40.7
                                                      --------      --------          --------       --------

INCOME BEFORE EXTRAORDINARY LOSS                           5.8          10.4                .9           64.9

EXTRAORDINARY LOSS ON EARLY RETIREMENT
  OF DEBT                                                  8.8             -               8.8              -
                                                      --------      --------          --------       --------

NET INCOME (LOSS)                                     $   (3.0)     $   10.4          $   (7.9)      $   64.9
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

                                                                                    Dollars in Millions
                                                                                    -------------------
                                                                                     Nine Months Ended
                                                                                        September 30
                                                                              -------------------------------
                                                                                     1996             1995
                                                                                  ---------         --------
                                                                                                  <
OPERATING ACTIVITIES
   Net income (loss)                                                               $  (7.9)          $  64.9
                                                                                   -------           -------
   Adjustments to reconcile net income (loss) to
      net cash provided from operating activities:
      Depreciation                                                                    93.9              91.6
      Deferred income taxes                                                            2.2              47.7

      Deferred employee benefit cost                                                  10.2            (113.7)

      Change in:   Receivables                                                        15.4              37.7
                   Inventories                                                        28.9             (60.5)

                   Advances                                                              -             (28.2)

                   Accounts payable                                                  (48.3)            (32.8)

                   Payables to related companies                                      11.9               7.6

                   Accrued salaries and wages                                         (5.8)             (7.0)

                   Other accrued liabilities                                           8.7              44.3
      Other deferred items                                                           (19.4)             (3.3)
                                                                                   -------          --------
         Net adjustments                                                              97.7             (16.6)
                                                                                   -------          --------
         Net cash provided from operating activities                                  89.8              48.3
                                                                                   -------           -------
INVESTING ACTIVITIES
   Capital expenditures                                                             (111.4)            (70.8)

   Investments in and advances to joint ventures, net                                 18.9              12.6

   Proceeds from sales of assets                                                       4.8               1.0
                                                                                   -------           -------

         Net cash used for investing activities                                      (87.7)            (57.2)
                                                                                   -------           -------

FINANCING ACTIVITIES
   Long-term debt issued                                                              37.2              16.8

   Long-term debt retired                                                           (144.0)            (23.0)

   Change in notes payable to related companies                                      124.0              34.5

   Dividends paid                                                                    (19.3)            (19.4)
                                                                                   -------          --------
         Net cash provided from (used for) financing activities                       (2.1)              8.9
                                                                                   -------          --------
Net change in cash and cash equivalents                                                  -                 -
Cash and cash equivalents - beginning of year                                            -                 -
                                                                                   -------          --------
Cash and cash equivalents - end of period                                          $     -          $      -
                                                                                   =======          ========
SUPPLEMENTAL DISCLOSURES
   Cash paid (received) during the period for:
      Interest (net of amount capitalized)                                         $  29.6            $ 28.6
      Income taxes, net                                                              (15.6)            (11.4)






                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                           CONSOLIDATED BALANCE SHEET
================================================================================

                                                                           Dollars in Millions
                                                 -------------------------------------------------------------------
ASSETS                                                     September 30, 1996              December 31, 1995
------                                               ---------------------------       -----------------------------
                                                              (unaudited)
   CURRENT ASSETS
      Cash and cash equivalents                                         $      -                          $      -
      Receivables                                                          225.9                             241.3
      Inventories - principally at LIFO
         In process and finished products               $  105.8                         $  124.5
         Raw materials and supplies                         63.9           169.7             74.1            198.6
                                                       ---------                         --------
      Deferred income taxes                                                 30.8                              29.9
                                                                        --------                          --------

             Total current assets                                          426.4                             469.8

   INVESTMENTS IN AND ADVANCES
      TO JOINT VENTURES                                                    207.0                             214.3
   PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                            3,972.4                          3,858.5
      Less:  Reserve for depreciation,
               amortization and depletion                2,518.2                          2,425.0
             Allowance for terminated facilities           100.7         1,353.5            100.7          1,332.8
                                                       ---------                         --------
   PREPAID PENSION COSTS                                                    58.2                              44.2
   DEFERRED INCOME TAXES                                                   253.3                             261.5
   OTHER ASSETS                                                             19.9                              21.9
                                                                        --------                          --------
             Total Assets                                               $2,318.3                          $2,344.5
                                                                        ========                          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
   CURRENT LIABILITIES
      Accounts payable                                                  $  175.1                          $  223.4
      Payables to related companies
         Notes                                                             261.4                             137.4
         Trade & other                                                      16.2                               4.3
      Accrued liabilities                                                  176.9                             174.0
      Long-term debt due within one year                                     8.4                               7.7
                                                                       ---------                          --------
             Total current liabilities                                     638.0                             546.8
   LONG-TERM DEBT                                                          302.8                             409.4
   DEFERRED EMPLOYEE BENEFITS                                            1,098.5                           1,089.0
   OTHER CREDITS                                                            51.7                              54.3
                                                                        --------                          --------
             Total liabilities                                           2,091.0                           2,099.5
   STOCKHOLDER'S EQUITY (Schedule A)                                       227.3                             245.0
                                                                       ---------                         ---------
             Total Liabilities and Stockholder's Equity                 $2,318.3                          $2,344.5
                                                                        ========                          ========



                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $13.4 million and $14.0 million by Industries for the first nine months of 1996 and 1995, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first nine months of 1996 totaled $12.0 million as compared to $10.5 million for the first nine months of 1995.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                                         Dollars in Millions
                                       ---------------------------------------------------------
                                                 Three Months                  Nine Months
                                              Ended September 30           Ended September 30
                                          --------------------------    ------------------------
                                            1996             1995         1996             1995
                                          -------          -------      -------          -------
      Net Product Sales                    $48.6            $35.7        $154.4           $121.5
      Net Product Purchases                  4.0              4.0          14.7             15.3


NOTE 3/RETIREMENT BENEFITS

Effective April 30, 1996, that portion of the Industries Pension Plan covering Ryerson Tull, Inc. ("RT") current and former employees was separated and became a new and separate plan sponsored by RT. Due to this separation, the Company's benefit obligation was remeasured using plan data and actuarial assumptions as of April 30, 1996, including a change in the discount rate from 7.75 percent used previously to 8.0 percent. As a result, the Company recognized a $14.6 million increase in its prepaid pension costs, a $9.5 million reduction in the accumulated deficit and a $5.1 million deferred tax asset decrease.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================


NOTE 4/LONG-TERM DEBT

In July 1996, the Company made a tender offer for all $125 million principal amount outstanding of its Series T First Mortage Bonds, $98.7 million of which was tendered. Funds for the tender were provided as a loan by Industries. In August 1996, the Company refinanced $38 million of Pollution Control Project No. 9 Bonds, which carried an interest rate of 10 percent, with 7.25 percent interest bonds. As a result of these early redemptions, the Company recognized an extraordinary after-tax loss of approximately $8.8 million, $13.6 million before income taxes, in the 1996 third quarter.



NOTE 5/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $51 million at September 30, 1996 compared with $55 million at December 31, 1995.

ITEM 2.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS - Comparison of First Nine Months of 1996 to First Nine Months of 1995

      The Company reported a consolidated net loss of $7.9 million in the first nine months of 1996 compared with net income of $64.9 million in the comparable 1995 period. A deterioration in operating results was the principal factor leading to the decrease. Net income in the current quarter was also negatively impacted by an $8.8 million extraordinary loss associated with the early retirement of debt.

      Company net sales of $1.80 billion in the first nine months of 1996 were 6 percent lower than that reported in the 1995 period, due entirely to a lower average selling price. Steel mill shipments increased by less than one percent on a comparable period-to-period basis. The lower average selling price was also the primary factor in the decline in operating profit to $48.8 million from $160.1 million a year ago.

      During the 1996 third quarter, the Company made a tender offer for the entire $125 million principal amount of its Series T First Mortgage Bonds outstanding, of which $98.7 million was tendered. In connection with the tender offer, the Company solicited and received consents from the holders of at least a majority of the Series T Bonds to amendments to the indenture governing the bonds. See Item 2 of Part II of this Form 10-Q. The Company also refinanced $38 million of its 10 percent pollution control bonds with bonds bearing a rate of 7.25 percent. As a result of these redemptions, the Company recognized an extraordinary after-tax loss of approximately $8.8 million, $13.6 million before income taxes, in the third quarter of 1996.


SUBSEQUENT EVENT

     The Company has reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO Industries for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located at the Indiana Harbor Works. Sun will design, build, finance and operate the cokemaking portion of the project. A unit of NIPSCO Industries will design, build, finance and operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project. The Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually from the facility on a take-or-pay basis, as well as energy produced by the facility through a tolling arrangement. The Company will also advance approximately $30 million during construction of the project which will be credited against the energy tolling arrangement.

                          PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In October 1996, the Company received a notification from the Indiana Department of Environmental Management, as lead administrative trustee, that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U. S. Department of the Interior, Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal system. The notification further states that the Company has been identified as a potentially responsible party in connection with the release of hazardous substances and oil and the subsequent damages resulting from natural resource injury. Because of the preliminary nature of this matter, it is not possible at this time to predict the amount of the Company's potential liability or whether such potential liability could materially affect the Company's financial position.

ITEM 2.       CHANGES IN SECURITIES

      (a) In connection with a tender offer for all $125,000,000 aggregate principal amount of its First Mortgage 12% Bonds, Series T, due December 1, 1998 (the "Series T Bonds"), the Company solicited and received consents from the holders of at least a majority of the aggregate principal amount of the Series T Bonds to amendments to the indenture and supplemental indenture pursuant to which the Series T Bonds were issued (such indenture and supplemental indenture together, the "Indenture"). The Company and the trustees under the Indenture executed a supplemental indenture dated as July 29, 1996, reflecting the amendments. The amendments became effective on August 1, 1996.

              The amendments to the Indenture eliminated covenants that, subject in each case to certain exceptions, (i) restricted the incurrence of additional indebtedness by the Company, (ii) restricted the incurrence of debt and the issuance of preferred stock by "Restricted Subsidiaries" (as defined in the Indenture),
              (iii) restricted (a) the payment of dividends or distributions by the Company on its capital stock, (b) the acquisition by the Company or any of its subsidiaries of the capital stock of the Company or any options, warrants or rights to purchase or acquire shares of capital stock of the Company, (c) investments by the Company or any of its subsidiaries in certain affiliates and (d) the payment or redemption prior to maturity of "Debt"
              (as defined in the Indenture) of the Company that is subordinate to the Series T Bonds (transactions described in clauses (a) through (d) being referred to as "Restricted Payments"), (iv) restricted limitations on the ability of "Restricted Subsidiaries" to pay dividends or distributions, make loans or advances to the Company or any of its subsidiaries and transfer assets to the Company, (v) restricted the incurrence of liens by the Company and "Restricted Subsidiaries," (vi) restricted the ability of the Company and the "Restricted Subsidiaries" to engage in "Sale and Leaseback Transactions" (as defined in the Indenture), (vii) restricted investments by the Company and its "Restricted Subsidiaries" in "Unrestricted Subsidiaries" (as defined in the Indenture), (viii) restricted the ability of the Company and its "Restricted Subsidiaries" to engage in transactions with certain "Affiliates" (as defined in the Indenture), (ix) imposed certain financial conditions to the consummation of certain mergers, asset sales and acquisitions of the stock, assets or business of other persons of or by the Company or any "Restricted Subsidiary" and (x) required the Company to file reports under the Exchange Act and to provide copies of such reports to the trustees and holders and prospective holders of Series T Bonds.

      (b)     See (a) above.

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

      4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with the Company's Registration Statement on Form A-2 (No. 2-1855);
              (ii) Exhibits D-1(f) and D-1(g), filed with the Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with the Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with the Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with the Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with the Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with the Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with the Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with the Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with the Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with the Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with the Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with the Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to the Company's Current Report on Form 8-K for the month of April 1974; (xviii) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with the Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi)
              Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix)
              Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and (xxx) Exhibit 4.C filed with the Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

      27      Financial Data Schedule.

      (b)     Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INLAND STEEL COMPANY




                                       By       Cynthia C. Heath
                                           ---------------------------------
                                               Cynthia C. Heath
                                               Vice President -
                                               Finance and Purchasing,
                                               Principal Financial Officer
                                               and Controller





Date:  November 11, 1996

                                                            Part I -- Schedule A

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                                             SUMMARY OF STOCKHOLDER'S EQUITY

                                                                          Dollars in Millions
                                                 ---------------------------------------------------------------------

                                                            September 30, 1996              December 31, 1995
                                                     -------------------------------    -------------------------
                                                               (unaudited)
STOCKHOLDER'S EQUITY
--------------------

   Series A preferred stock ($1 par value)
      -  10 shares issued and outstanding                             $       -                        $       -

   Series B preferred stock ($1 par value)
      -  50 shares issued and outstanding                                     -                                -

   Series C preferred stock ($1 par value)
      -  50 shares issued and outstanding                                     -                                -

   Common stock ($1 par value)
      -  980 shares issued and outstanding                                    -                                -

   Additional paid-in capital                                           1,194.5                          1,194.5

   Accumulated deficit
      Balance beginning of year                          $ (949.5)                         $ (992.7)


      Net income (loss)                                      (7.9)                             69.1


      Retained earnings impact
         of Pension Plan split                                9.5                                 -

      Dividends                                             (19.3)       (967.2)              (25.9)      (949.5)
                                                         --------       --------             -------     --------


              Total Stockholder's Equity                                $ 227.3                          $ 245.0
                                                                        ========                         ========