Form 10-K
period 1996-12-31
INLAND STEEL CO
filed 1997-03-31
CIK 50548

                                                                           1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK
ONE)

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[X]
 SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
[_]
 EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

COMMISSION FILE NO. 1-2438

                             INLAND STEEL COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     36-1262880
               DELAWARE                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
       (STATE OF INCORPORATION)

    30 WEST MONROE STREET, CHICAGO,                     60603
               ILLINOIS                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 346-0300

  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                         ---------------------
FIRST MORTGAGE BONDS:
 SERIES R, 7.90% DUE JANUARY 15, 2007            NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  u .  NO    .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF MARCH 12, 1997 WAS 980, ALL OF WHICH SHARES WERE OWNED BY INLAND STEEL INDUSTRIES, INC.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Inland Steel Company (the "Company"), a Delaware corporation and a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures.

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

  The Company has two divisions--the Inland Steel Flat Products Company division and the Inland Steel Bar Company division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and certain related semi-finished products for the automotive, appliance, office furniture, steel service center and electrical motor markets. The Flat Products division closed its plate operations at year-end 1995. The Bar division manufactures and sells special quality bars and certain related semi-finished products for forgers, steel service centers, heavy equipment manufacturers, cold finishers and the transportation industry.

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

 Raw Steel Production and Mill Shipments

  The following table shows, for the five years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share of total domestic raw steel production:

                                                     RAW STEEL PRODUCTION
                                              ----------------------------------
                                                             INLAND STEEL
                                              INLAND STEEL COMPANY AS A % OF
                                                COMPANY       U.S. STEEL
                                              (000 TONS*)      INDUSTRY
                                              ------------ -----------------
      1996...................................    5,519            5.3%**
      1995...................................    5,419            5.2
      1994...................................    5,309            5.3
      1993...................................    5,003            5.2
      1992...................................    4,740            5.2

--------
*Net tons of 2,000 pounds.
**Based on preliminary data from the American Iron and Steel Institute.

  The annual raw steelmaking capacity of the Company was reduced to 6.0 million net tons from 6.5 million net tons effective September 1, 1991, as the Company ceased making ingots. The basic oxygen process accounted for 92% and 91% of raw steel production of the Company in 1996 and 1995, respectively. The remainder of such production was accounted for by electric furnace.

  The total tonnage of steel mill products shipped by the Company for each of the five years 1992 through 1996 was 5.1 million tons in 1996; 5.1 million tons in 1995; 5.2 million tons in 1994; 4.8 million tons in 1993; and 4.3 million tons in 1992. In 1996, sheet, strip and certain related semi-finished products accounted for 83% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 17%.

  In 1996 and 1995, approximately 94% and 93%, respectively, of the shipments of the Flat Products division and 92% and 93%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 74% of the shipments of the Flat Products division and 82% of the shipments of the Bar division in 1996 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 76% and 84% in 1995. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

  The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 23.3% of the domestic market in 1996, up from 21.4% in 1995 but below the 1984 peak of 26.4%. Many foreign producers are owned, controlled, or subsidized by their governments, allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

  Mini-mills provide significant competition in certain product lines, primarily structural shapes, bars and rods. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including the Company. Mini-mills have been adding capacity and expanding their product lines in recent years to produce larger structural products and certain flat-rolled products, including coated products. A significant increase in modern mini-mill capacity is anticipated within the next two years.

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

  For the five years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets. The Bar division shipped more than 61% of its products to the steel converters/processors market over the five-year period shown in the table.

                                                     PERCENTAGE OF TOTAL
                                                           TONNAGE
                                                      OF STEEL SHIPMENTS
                                                   ----------------------------
                                                   1996  1995  1994  1993  1992
                                                   ----  ----  ----  ----  ----
Steel Service Centers:
  Affiliates......................................  10%    9%    9%    9%    7%
  Non-Affiliates..................................  22    23    20    22    22
                                                   ---   ---   ---   ---   ---
                                                    32    32    29    31    29
Automotive........................................  29    30    32    30    28
Steel Converters/Processors.......................  14    14    12    13    18
Appliance.........................................   9     8     9     9     9
Industrial, Electrical and Farm Machinery.........   8     7     8     7     8
Construction and Contractors' Products............   2     2     2     3     3
Other.............................................   6     7     8     7     5
                                                   ---   ---   ---   ---   ---
                                                   100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

  Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In 1996, approximately 44% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

  Approximately 73% of the total tonnage of shipments by the Company during 1996 from the Indiana Harbor Works was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 22% of the total tonnage of products transported by truck from the Indiana Harbor Works in 1996.

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

Raw Materials

  The Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of the Company have varying interests -- the Empire Mine in Michigan, the Minorca Mine in Minnesota and the Wabush Mine in Labrador and Quebec, Canada. The Company has entered into a contract to sell its interest in the Wabush mine. Such sale is anticipated to take place in the first half of 1997. The Company will purchase any ore requirements not met by its other sources from the purchasers of the Wabush interest. The Company has also closed or terminated certain less cost-efficient iron ore mining operations. See "Properties Relating to Operations--Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

  The following table shows (1) the iron ore pellets available to the Company, as of December 31, 1996, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1996 and 1995 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1996 and 1995.

                                       IRON ORE
                                 TONNAGES IN THOUSANDS          % OF
                                (GROSS TONS OF PELLETS)   REQUIREMENTS (1)
                              --------------------------- -------------------
                              AVAILABLE AS OF PRODUCTION
                               DECEMBER 31,   -----------
                                  1996(2)     1996  1995    1996       1995
                              --------------- ----- ----- --------   --------
INLAND STEEL MINING COMPANY
 PROPERTY
Minorca--Virginia, MN........      60,000     2,735 2,769       38%        38%
IRON ORE VENTURES AND LONG-
 TERM PURCHASE CONTRACTS
Empire (40% owned)--Palmer,
 MI; Wabush (15.09% owned)--
 Wabush, Labrador and Point
 Noire, Quebec, Canada.......     108,000     4,034 3,961       55         55
                                  -------     ----- ----- --------   --------
    Total Iron Ore...........     168,000     6,769 6,730       93%        93%
                                  =======     ===== ===== ========   ========

--------
(1) Requirements in excess of production are purchased or taken from stockpile.
(2) Net interest in proven reserves.

  All of the Company's coal requirements are satisfied from independent sources. In April 1996, the Company entered into a contract to purchase 1,000,000 tons of steam coal for the period of April 1, 1996 to December 31, 1997. The Company purchased 29% of its 1996 coal requirements under such contract, representing 64% of its steam coal requirements. The balance of steam coal requirements is being met through a short-term contract.

  The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. In 1996, the Company entered into two contracts to satisfy its PCI coal requirements. One covered 73% of 1996 PCI coal requirements while the other covered the remaining 27%. Currently, the 1997 PCI facility's coal needs are satisfied under one requirements contract subject to a force majeure provision.

  In December 1993, the last of the Company's coke-making facilities was permanently shut down. The Company has entered into two long-term purchase contracts, one of which requires the purchase of 1,400,000 tons of coke and extends through July 1999 subject to force majeure provisions and may be extended by mutual agreement of the parties. The second contract requires the purchase of 350,000 tons of coke for the period January 1, 1996 through December 31, 2000 on a take-or-pay basis, with a provision allowing the Company to sell the coke to others. Both contract terms require purchases on an annualized basis at prices negotiated annually based on certain market determinants. During 1996, the Company satisfied 74% of its total coke needs under such arrangements. The remainder of its purchased coke requirements was obtained through contracts with independent domestic and foreign sources.

  In November 1996, the Company reached an agreement with Sun Coal and Coke Company ("Sun") and a unit of NIPSCO Industries, Inc. ("NIPSCO") for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located on land leased from the Company at its Indiana Harbor Works. Sun will design, build, finance and operate the coke-making portion of the project. A unit of NIPSCO Industries will design, build, finance and operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project, which is expected to commence operations in 1998. The Company will also advance approximately $30 million during construction of the project which will be credited against an energy tolling arrangement. The Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually from the facility on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility through a tolling arrangement.

  The Company sold all of its limestone and dolomite properties in September 1990. The Company has entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of its annual limestone needs through 2002.

  Approximately 62% of the iron ore pellets and virtually all of the limestone received by the Company at its Indiana Harbor Works in 1996 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 25% of the Company's coal requirements were transported in its hopper cars by unit train in 1996. The remainder of the Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 35% of the Company's coke requirements in 1996 were transported in its own hopper cars, 45% in leased hopper cars, 10% in independent carrier-owned hopper cars, and 10% in independent carrier-owned river barges.

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

                                                       1996  1995  1994  1993  1992
                                                       ----  ----  ----  ----  ----
Sheet and Strip.......................................  81%   82%   85%   88%   88%
Bar and Structural....................................  19    18    15    12    12
                                                       ---   ---   ---   ---   ---
                                                       100%  100%  100%  100%  100%
                                                       ===   ===   ===   ===   ===

  Sales to General Motors Corporation approximated less than 10% of consolidated net sales in 1996, 10% in 1995, and 12% in each of 1994, 1993 and 1992. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

  In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1996, are set forth below. Net capital additions during such period aggregated $328.1 million.

                                                DOLLARS IN MILLIONS
                                   ---------------------------------------------
                                             RETIREMENTS             NET CAPITAL
                                   ADDITIONS  OR SALES   ADJUSTMENTS  ADDITIONS
                                   --------- ----------- ----------- -----------
1996..............................  $155.8      $ 8.5       $5.6       $152.9
1995..............................   113.9       36.7        1.5         78.7
1994..............................   223.7       47.8        2.0        177.9
1993..............................    86.1      140.2       (1.2)       (55.3)
1992..............................    54.4       73.0       (7.5)       (26.1)

  In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of the Company. The Company and its subsidiaries made capital expenditures of $156 million in 1996. Such expenditures principally related to the purchase of new machinery and equipment to maintain or improve operations at the Indiana Harbor Works.

  In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility, located near New Carlisle, Indiana, achieved operation at its design capacity in 1992. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

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

  Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions--Joint Ventures" in Industries' definitive Proxy Statement which will be furnished to stockholders of Industries in connection with its Annual Meeting scheduled to be held on May 28, 1997.

  The amount budgeted for 1997 capital expenditures by the Company and its subsidiaries is approximately $100 million. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by Industries. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

  The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1996 was approximately 9,700. At year-end, approximately 7,000 employees were represented by the United Steelworkers of America, of whom approximately 650 were on furlough or indefinite layoff. Total employment costs decreased from $679 million in 1995 to $649 million in 1996, as lower direct compensation expense, including profit sharing provisions, was in part offset by higher employee benefit costs.

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

  The current labor agreement between the Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provided a wage increase of $.50 per hour in 1995 and a $500 bonus in each of 1993 and 1994 (totalling in each case approximately $4 million). All active employees received an additional week of vacation in 1994 and in 1996. The agreement provided for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. On September 17, 1996 an arbitrator issued a decision selecting the Company's final offer of terms covering the second half of the six year agreement. The terms provided a wage increase of $.50 per hour retroactive to August 1, 1996 with increases of $.25 an hour in 1997 and 1998. A $1,000 lump sum would be paid to active employees in each of the three remaining years of the contract (totalling approximately $20 million). One additional holiday was provided and retirement benefits were increased for active employees. The agreement also provided for election of a union designee acceptable to Industries' Board of Directors (Dr. Robert B. McKersie is such union designee), restrictions on the ability of the Company to reduce the union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefits.

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

  On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree included a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million, with the increase primarily intended to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $2 million to $4 million over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

  By year-end 1993, the last of the Company's coke-making facilities was permanently shut down. All coke battery closures were necessitated by the inability of the facilities to meet environmental regulations and their deteriorating condition and performance. The Company had anticipated keeping such remaining coke-making facilities operational through year-end 1994. The October 1993 decision to close these facilities early necessitated a fourth-quarter 1993 pre-tax charge of $22.3 million that included the write-off of property, plant and equipment costs which were to be depreciated in 1994 and additional costs related to the earlier-than-anticipated displacement of personnel. The Company has entered into two long-term contracts to satisfy the majority of its coke needs. The Company has also reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO for a heat recovery coke battery. (See "Raw Materials" above.) In addition, the Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing the Company's coke needs by approximately 25%. The facility achieved operation at its design capacity in 1994.

  Capital spending for pollution control projects totaled $19 million in each of 1996 and 1995. Another $44 million was spent in 1996 to operate and maintain such equipment, versus $39 million a year earlier. During the five years ended December 31, 1996, the Company has spent $282 million to construct, operate and maintain environmental control equipment at its various locations.

  Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $7 million in 1997. It is anticipated that the Company will make annual capital expenditures of $5 million to $10 million in each of the four years thereafter. In addition, the Company will have ongoing annual expenditures of $35 million to $45 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of the Company.

  See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which the Company is involved.

ENERGY

  Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 74% of the energy consumed by the Company at the Indiana Harbor Works in 1996.

  Natural gas and fuel oil supplied approximately 24% of the energy requirements of the Indiana Harbor Works in 1996 and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility (see "Environment" above) has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

  The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1996, the Company produced approximately 59% of its requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

  A subsidiary of NIPSCO has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine on such land. Pursuant to a 15-year toll-charge contract between the Company and the NIPSCO subsidiary, the turbine facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996 and it fulfills approximately 60% of the purchased electricity requirements of the Indiana Harbor Works at prices below those currently available to the Company from other sources.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

 Steel Production

  All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line, are held by the Company under leasing arrangements. The Company purchased the equity interest of the lessor of the No. 2 BOF Shop Caster Facility in March 1994 and assumed caster-related debt, which was repaid by year-end 1994. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the Caster Facility and leased equipment, is subject to the lien of the First Mortgage of the

Company dated April 1, 1928, as amended and supplemented. See "Operations--Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

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

  The Company owns two vessels and leases one vessel for the transportation of iron ore and limestone on the Great Lakes, and a subsidiary of the Company owns a fleet of 404 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. See "Operations--Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

  The Company also owns and maintains research and development laboratories in East Chicago, Indiana, which facilities are adequate to serve its present and anticipated needs.

 Raw Materials Properties and Interests

  Certain information relating to raw materials properties and interests of the Company and its subsidiaries is set forth below. See "Operations--Raw Materials" in Item 1 above for further information relating to capacity and utilization of such properties and interests.

 Iron Ore

  The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                   ANNUAL
                                                             PRODUCTION CAPACITY
                                                              (IN THOUSANDS OF
                                                                GROSS TONS OF
      PROPERTY                            LOCATION                PELLETS)
      --------                            --------           -------------------
      Empire Mine............... Palmer, Michigan                   8,100
      Minorca Mine.............. Virginia, Minnesota                2,700
      Wabush Mine............... Wabush, Labrador and Pointe        5,700
                                  Noire, Quebec, Canada

  The Empire Mine is operated by the Empire Iron Mining Partnership, in which the Company has a 40% interest. The Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Wabush Mine is a taconite project in which the Company owns an approximately 15% interest. The Company has entered into a contract to sell its interest in the Wabush mine. Such sale is anticipated to take place in the first half of 1997. The Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

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

  Certain subsidiaries of the Company hold in fee at various locations an aggregate of approximately 355 acres of land, all of which is for sale. The Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale. In April 1996, the Company's subsidiary, Inland Steel Mortgage Acceptance Corporation, sold the combination office building and warehouse in Hoffman Estates (IL) which was formerly owned by I R Construction Products Company, Inc. (the Company's former construction products business).

ITEM 3. LEGAL PROCEEDINGS.

  On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by the lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. After payment of the fine, the Company's reserve for environmental liabilities totalled $19 million. In 1995 such reserve was increased to $26 million, with the increase primarily intended to cover the costs of assessing environmental contamination discussed below. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site, evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $2 million to $4 million over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

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

  On March 29, 1996, the EPA filed a lawsuit against the Company in the U.S. District Court for the Northern District of Indiana for alleged violations of effluent limits contained in its National Pollution Discharge Elimination Systems ("NPDES") permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. While it is not possible at this time to predict the amount of the Company's potential liability, this matter is not expected to materially affect the Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

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

  The Company received a Special Notice of Potential Liability ("Special Notice") from Indiana Department of Environmental Management ("IDEM") on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that the Company may be a PRP and that the Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, the Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which the Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $250,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. The Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect the Company's financial position or results of operations.

  In October 1996, the Company received a notification from IDEM, as lead administrative trustee, that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal system. The notification further states that the Company has been identified as a PRP in connection with the release of hazardous substances and oil and the subsequent damages resulting from natural resource injury. Because of the preliminary nature of this matter, it is not possible at this time to predict the amount of the Company's potential liability or whether such potential liability could materially affect the Company's financial position.

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

  The Company reported a net loss of $17.9 million in 1996 as compared with net income of $69.1 million in 1995. Included in the 1996 loss was an extraordinary after-tax loss of approximately $8.8 million, $13.6 million before income taxes, as a result of the following two redemptions. During the 1996 third quarter, the Company made a tender offer for the repurchase of the entire $125 million principal amount of its Series T First Mortgage Bonds outstanding, of which $98.7 million was tendered. The Company also refinanced $38 million of 10 percent pollution control bonds with bonds bearing a rate of
7.25 percent.

  The following table summarizes selected earnings and other data:

                                                                1996      1995
                                                              --------  --------
                                                              DOLLARS AND TONS
                                                                 IN MILLIONS
      Net sales.............................................. $2,397.3  $2,513.3
      Operating profit.......................................     48.0     181.7
      Net income (loss)......................................    (17.9)     69.1
      Net tons shipped.......................................      5.1       5.1

  The Company reported $48 million of operating profit in 1996 compared with an operating profit of $182 million in 1995. Net sales decreased 5 percent in 1996 as compared with 1995 due primarily to a 5 percent decrease in average selling price. This decline in average selling price was the primary factor in the fall-off of operating profit in 1996. The volume of steel mill products shipped was unchanged from 1995 to 1996. Also contributing to the operating profit decline was a $26.3 million workforce reduction provision in 1996 that will ultimately reduce salaried employment by approximately 450.

  The Company continued to effect improvements in operations during 1996. The Company had its safest year in history both in terms of the lowest number of injuries and lost time due to injury. At the same time, improvements were also produced in the shipment of prime products, product mix, raw steel tons produced, capability utilization, raw steel to prime product yield and productivity. The combined effect of these and other improvements resulted in both a lower level of purchased steel and a slight reduction in operating cost per ton. The Company operated at 92 percent of its raw steelmaking capability in 1996, compared with 90 percent in 1995.

  The Company, under the I/N Kote partnership agreement, supplies all of the steel for the joint venture and, with certain limited exceptions, is required to set the price of that steel to assure that I/N Kote's expenditures do not exceed its revenues. Since 1993, the Company's sales prices exceeded its costs of production but were less than the market prices for cold rolled steel products. Because I/N Kote expenditures include principal payments and a provision for return on equity to the partners, the Company's ability to realize higher prices on its sales to I/N Kote depends on the facility continuing near-capacity operations and obtaining appropriate pricing for its products.

  In the 1996 fourth quarter, the Company reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO Industries for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located on land leased from the Company at its Indiana Harbor Works. Sun will design, build, finance and operate the cokemaking portion of the project. A unit of NIPSCO Industries will design, build, finance and operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project. The Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually from the facility on a take-or-pay basis, as well as energy produced by the facility through a tolling arrangement. The facility is designed to be the primary coke source for the largest blast furnace at the Indiana Harbor Works. It is anticipated that the per ton cost of coke supplied by the facility will be less than that paid by the Company in 1996. The Company will also advance approximately $30 million during construction of the project which will be credited against the energy tolling arrangement.

  In 1996, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation." As allowed by the statement, the Company elected to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 and to provide disclosure of the proforma effects of applying the new fair value method in the notes to financial statements. (See Note 5 to the consolidated financial statements for further details.) Accordingly, the adoption of this statement had no impact on the results of operations or financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Report of Independent Accountants dated February 19, 1997, are set forth on pages F-2 to F-19 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales and earnings information for 1996 and 1995 is set forth in Note 15 of Notes to Consolidated Financial Statements (contained herein), which is hereby incorporated by reference into this Item.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)DOCUMENTS FILED AS A PART OF THIS REPORT.

    1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-19 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

      Report of Independent Accountants.

      Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1996.

      Consolidated Statement of Cash Flows for the three years ended December 31, 1996.

      Consolidated Balance Sheet at December 31, 1996 and 1995.

      Schedules to Consolidated Financial Statements at December 31, 1996 and 1995, relating to:

              Property, Plant and Equipment.

              Long-Term Debt.

      Statement of Accounting and Financial Policies.

      Notes to Consolidated Financial Statements.

      Financial Statement Schedule II (Reserves) for the three years ended December 31, 1996.

    2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

  (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

  (C) EXHIBITS.

     3.(i)  Copy of Certificate of Incorporation, as amended, of the Company. (Filed as
            Exhibit 3-A to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1992, and incorporated by reference herein.)
     3.(ii) Copy of By-laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.)
     4.A    Copy of First Mortgage Indenture, dated April 1, 1928, between the Company
            (the "Steel Company") and First Trust and Savings Bank and Melvin A.
            Traylor, as Trustees, and of

            supplemental indentures thereto, to and including the Thirty-Fifth
            Supplemental Indenture, incorporated by reference from the following
            Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with
            Steel Company's Registration Statement on Form A-2 (No. 2-1855); (ii)
            Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration
            Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel
            Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-
            1(i), filed with Steel Company's Current Report on Form 8-K, dated February
            8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current
            Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii)
            Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's
            Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current
            Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with
            Steel Company's Current Report on Form 8-K for the month of July, 1956;
            (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's
            Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
            December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel
            Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the
            Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with
            Steel Company's Current Report on Form 8-K for the month of September, 1975;
            (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's
            Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-
            D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1982;
            (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the
            Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii)
            Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June
            23, 1993; (xxviii) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1995; and (xxx) Exhibit 4.C filed with Steel Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
     4.B    Copy of consolidated reprint of First Mortgage Indenture, dated April 1,
            1928, between the Company and First Trust and Savings Bank and Melvin A.
            Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture.
            (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and
            incorporated by reference herein.)
     24     Powers of attorney.
     27     Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Inland Steel Company

                                                     Robert J. Darnall
Date: March 27, 1997                      By: _________________________________
                                                     Robert J. Darnall
                                                         Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                         TITLE                          DATE
              ---------                         -----                          ----


          Robert J. Darnall             Chairman and Director             March 27, 1997
 ____________________________________
          Robert J. Darnall

           Cynthia C. Heath            Vice President--Finance            March 27, 1997
 ____________________________________ and Purchasing, Principal
           Cynthia C. Heath             Financial Officer and
                                              Controller

           A. Robert Abboud                    Director

            James W. Cozad                     Director

          James A. Henderson                   Director

          Robert B. McKersie                   Director


            Leo F. Mullin                      Director           By:George A. Ranney, Jr.
                                                                  -----------------------
                                                                      George A. Ranney, Jr.
                                                                         Attorney-in-fact
                                                                          March 27, 1997

          Donald S. Perkins                    Director

          Jean-Pierre Rosso                    Director

           Joshua I. Smith                     Director

           Nancy H. Teeters                    Director

           Arnold R. Weber                     Director

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                   ITEM                                    PAGE
                                   ----                                    ----
Report of Independent Accountants......................................... F-2
Consolidated Statements of Operations and Reinvested Earnings for the
 three years ended December 31, 1996...................................... F-3
Consolidated Statement of Cash Flows for the three years ended December
 31, 1996................................................................. F-4
Consolidated Balance Sheet at December 31, 1996 and 1995.................. F-5
Schedules to Consolidated Financial Statements at December 31, 1996 and
 1995, relating to Property, Plant and Equipment, and Long-Term Debt...... F-6
Statement of Accounting and Financial Policies............................ F-7
Notes to Consolidated Financial Statements................................ F-9
Financial Statement Schedule II (Reserves) for the three years ended
 December 31, 1996........................................................ F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Inland Steel Company

  In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Inland Steel Company (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP

Chicago, Illinois
February 19, 1997

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                                                 YEARS ENDED DECEMBER 31
                                               --------------------------------
                                                 1996         1995      1994
                                               --------     --------  ---------
                                                   DOLLARS IN MILLIONS
CONSOLIDATED STATEMENT OF OPERATIONS
  Net sales..................................  $2,397.3     $2,513.3  $ 2,487.9
                                               --------     --------  ---------
  Operating costs and expenses:
    Cost of goods sold (excluding
     depreciation)...........................   2,105.3      2,112.9    2,127.6
    Selling, general and administrative
     expenses................................      42.3         42.9       43.4
    Depreciation.............................     124.6        121.2      117.4
    State, local and miscellaneous taxes.....      50.8         54.6       50.2
    Workforce reduction provision (Note 7)...      26.3          --         --
                                               --------     --------  ---------
      Total..................................   2,349.3      2,331.6    2,338.6
                                               --------     --------  ---------
  Operating profit...........................      48.0        181.7      149.3
  Other expense:
    General corporate expense, net of income
     items...................................      12.4         17.8        6.8
    Interest and other expense on debt.......      48.2         52.6       53.3
                                               --------     --------  ---------
  Income (loss) before income taxes and
   extraordinary loss........................     (12.6)       111.3       89.2
  Provision for income taxes (Note 9)........       3.5 Cr.     42.2       35.3
                                               --------     --------  ---------
  Income (loss) before extraordinary loss....      (9.1)        69.1       53.9
  Extraordinary loss on early retirement of
   debt......................................      (8.8)         --         --
                                               --------     --------  ---------
      Net income (loss)......................  $  (17.9)    $   69.1  $    53.9
                                               ========     ========  =========
  Cr. = Credit
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Accumulated deficit at beginning of year...  $ (949.5)    $ (992.7) $(1,020.8)
  Net income (loss) for the year.............     (17.9)        69.1       53.9
  Impact of pension plan split (Note 8)......       9.5          --         --
  Preferred dividends declared...............     (25.8)       (25.9)     (25.8)
                                               --------     --------  ---------
  Accumulated deficit at end of year.........  $ (983.7)    $ (949.5) $  (992.7)
                                               ========     ========  =========

                See Notes to Consolidated Financial Statements.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     INCREASE (DECREASE) IN
                                                        CASH YEARS ENDED
                                                           DECEMBER 31
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                       DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income (loss)................................. $ (17.9) $  69.1  $  53.9
  Adjustments to reconcile net income (loss) to net
   cash provided from operating activities:
    Depreciation....................................   124.6    121.2    117.4
    Deferred employee benefit cost..................    18.1   (109.4)    45.9
    Deferred income taxes...........................    19.3     72.7     52.5
    Workforce reduction provision...................    26.3      --       --
    Raw material joint venture costs................    (3.8)    (6.6)    (4.3)
    Change in:
      Receivables...................................    15.7     33.1    (44.2)
      Inventories...................................    16.6    (41.7)   (57.3)
      Accounts payable..............................    (5.7)   (18.1)    33.7
      Payables to related companies (other).........     (.4)    (3.6)    (1.1)
      Accrued salaries and wages....................   (11.7)    (3.3)    10.1
      Other accrued liabilities.....................   (22.7)    26.7    (17.5)
    Other items.....................................   (36.9)   (20.2)   (30.1)
                                                     -------  -------  -------
      Net adjustments...............................   139.4     50.8    105.1
                                                     -------  -------  -------
      Net cash provided from operating activities...   121.5    119.9    159.0
                                                     -------  -------  -------
INVESTING ACTIVITIES
  Capital expenditures..............................  (155.8)  (113.9)  (160.3)
  Investments in and advances to joint ventures,
   net..............................................    23.4     26.5     23.7
  Proceeds from sales of assets.....................     3.9      1.7      2.6
                                                     -------  -------  -------
      Net cash used for investing activities........  (128.5)   (85.7)  (134.0)
                                                     -------  -------  -------
FINANCING ACTIVITIES
  Additional paid-in capital--Inland Steel
   Industries.......................................     --       --     110.0
  Long-term debt issued.............................    42.2     16.8     19.7
  Long-term debt retired............................  (144.5)   (23.5)  (219.9)
  Change in notes payable to related companies......   135.1     (1.6)    91.0
  Dividends paid....................................   (25.8)   (25.9)   (25.8)
                                                     -------  -------  -------
      Net cash provided from (used for) financing
       activities...................................     7.0    (34.2)   (25.0)
                                                     -------  -------  -------
  Net change in cash and cash equivalents...........     --       --       --
  Cash and cash equivalents--beginning of year......     --       --       --
                                                     -------  -------  -------
  Cash and cash equivalents--end of year............ $   --   $   --   $   --
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the year for:
    Interest (net of amount capitalized)............ $  47.3  $  50.7  $  54.4
    Income taxes, net...............................   (30.3)   (30.4)   (14.5)
  Non-cash investing and financing activities:
    Long-term debt acquired in purchase of assets...     --       --      63.3

                See Notes to Consolidated Financial Statements.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                              AT DECEMBER 31
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                DOLLARS IN
                                                                 MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents................................  $    --   $    --
  Receivables less provision for allowances, claims and
   doubtful accounts of $17.9 and $24.3, respectively......     225.6     241.3
  Inventories (Note 1).....................................     182.0     198.6
  Deferred income taxes (Note 9)...........................      18.6      29.9
                                                             --------  --------
    Total current assets...................................     426.2     469.8
Investments in and advances to joint ventures..............     221.4     214.3
Property, plant and equipment, at cost, less accumulated
 depreciation
 (see details page F-6)....................................   1,368.7   1,332.8
Prepaid pension costs......................................      58.5      44.2
Deferred income taxes (Note 9).............................     248.4     261.5
Deferred charges and other assets..........................      19.6      21.9
                                                             --------  --------
      Total assets.........................................  $2,342.8  $2,344.5
                                                             ========  ========
LIABILITIES
Current liabilities:
  Accounts payable.........................................  $  217.7  $  223.4
  Payables to related companies:
    Notes..................................................     272.5     137.4
    Other..................................................       3.9       4.3
  Accrued liabilities:
    Salaries, wages and commissions........................      52.7      64.4
    Taxes..................................................      69.2      72.4
    Interest on debt.......................................       5.3       6.5
    Terminated facilities costs and other (Note 7).........      15.3      30.7
  Long-term debt due within one year.......................       7.7       7.7
                                                             --------  --------
      Total current liabilities............................     644.3     546.8
Long-term debt (see details page F-6 and Note 3)...........     307.9     409.4
Allowance for terminated facilities costs and other (Note
 7)........................................................      40.9      44.8
Deferred employee benefits (Note 8)........................   1,130.1   1,089.0
Deferred income and other..................................       8.8       9.5
                                                             --------  --------
      Total liabilities....................................   2,132.0   2,099.5
                                                             --------  --------
STOCKHOLDER'S EQUITY
Preferred stock, $1.00 par value, 500 shares authorized for
 all series, 110 shares issued and oustanding, aggregate
 liquidation value $238.2 (Note 4).........................       --        --
Common stock, 2,000 shares, $1.00 par value, authorized,
 980 shares issued and outstanding.........................       --        --
Additional paid-in capital.................................   1,194.5   1,194.5
Accumulated deficit........................................    (983.7)   (949.5)
                                                             --------  --------
      Total stockholder's equity...........................     210.8     245.0
                                                             --------  --------
      Total liabilities and stockholder's equity...........  $2,342.8  $2,344.5
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               AT DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                 DOLLARS IN
                                                                  MILLIONS
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral properties............. $  123.6 $  122.9
  Buildings, machinery and equipment.........................  3,713.7  3,568.3
  Transportation equipment...................................    137.4    130.6
  Property under capital leases--primarily machinery and
   equipment.................................................     36.7     36.7
                                                              -------- --------
      Total..................................................  4,011.4  3,858.5
  Less--
  Accumulated depreciation...................................  2,506.8  2,391.7
  Accumulated depreciation--capital leases...................     35.2     33.3
  Allowance for retirements and terminated facilities........    100.7    100.7
                                                              -------- --------
      Net.................................................... $1,368.7 $1,332.8
                                                              ======== ========
LONG-TERM DEBT:
  First Mortgage Bonds:
    Series R, 7.9% due January 15, 2007...................... $   72.0 $   72.5
    Series T, 12% due December 1, 1998.......................     26.3    125.0
    Pollution Control Series 1977, 5 3/4% due February 1,
     2007....................................................     26.5     26.5
    Pollution Control Series 1978, 6 1/2% due May 15, 2008...     52.0     52.0
    Pollution Control Series 1993, 6.8% due June 1, 2013.....     40.0     40.0
    Pollution Control Series 1995, 6.85% due December 1,
     2012....................................................     17.0     17.0
                                                              -------- --------
      Total First Mortgage Bonds.............................    233.8    333.0
  Obligations for Industrial Development Revenue Bonds:
    Pollution Control Project No. 3, 6 1/4% due April 1,
     1999....................................................      6.0      8.0
    Pollution Control Project No. 9, 10% due November 1,
     2011....................................................      --      38.0
    Pollution Control Project No. 11, 7 1/8% due June 1,
     2007....................................................     20.0     20.0
    Pollution Control Project No. 13, 7 1/4% due November 1,
     2011....................................................     38.0      --
    Pollution Control Project No. 14, 6.7% due November 1,
     2012....................................................      5.1      --
  Obligations under capital leases including Pollution
     Control Projects No. 1 and
     No. 2 primarily at rates ranging from 5.9% to 12.6%, due
     through
     August 1, 1998..........................................      5.0     10.4
                                                              -------- --------
      Total long-term debt................................... $  307.9 $  409.4
                                                              ======== ========


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

CASH EQUIVALENTS

  Cash equivalents reflected in the Statement of Cash Flows are highly liquid, short-term investments with maturities of three months or less. Cash management activities are performed by the Company's parent, Inland Steel Industries, Inc. ("Industries"), and periodic cash transfers are made, thereby minimizing the level of cash maintained by the Company.

STOCK BASED COMPENSATION

  Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, which participates in Industries' stock compensation

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES plans, has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Industries' stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of Industries' stock at the end of the period.

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

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1/INVENTORIES

  Inventories were classified on December 31 as follows:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                   DOLLARS IN
                                                                    MILLIONS
      In process and finished steel.............................. $106.5 $124.5
                                                                  ------ ------
      Raw materials and supplies:
        Iron ore.................................................   42.4   39.7
        Scrap and other raw materials............................   16.4   18.3
        Supplies.................................................   16.7   16.1
                                                                  ------ ------
                                                                    75.5   74.1
                                                                  ------ ------
          Total.................................................. $182.0 $198.6
                                                                  ====== ======

  Replacement costs for the LIFO inventories exceeded LIFO values by approximately $279 million and $260 million on December 31, 1996 and 1995, respectively. The effect on cost of goods sold of LIFO liquidations in each of the three years ended December 31, 1996 was not material.

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

NOTE 3/LONG-TERM DEBT

  The outstanding First Mortgage Bonds of Inland Steel Company are the obligation solely of the Company and have not been guaranteed or assumed by, or otherwise become the obligation of Industries or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds, the Pollution Control Series 1978 Bonds, and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a net book value of approximately $1.0 billion on December 31, 1996.

  During 1996, the Company tendered for the repurchase of all outstanding Series T 12% First Mortgage Bonds. Of the $125 million principal amount of Series T Bonds outstanding, $98.7 million was tendered. The Company also called $38 million of 10% Pollution Control Project No. 9 Bonds for early redemption, which were refinanced at an interest rate of 7.25%. As a result of the tenders and early redemption, the Company recognized an extraordinary after-tax loss of $8.8 million, $13.6 million before income taxes.

  During the third quarter of 1995, the Company refinanced $17 million of 10.75% pollution control revenue bonds with bonds bearing an interest rate of 6.85%. In addition, in the 1994 second quarter, the Company refinanced $20 million of pollution control revenue bonds at an interest rate of 7.125%.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

  In 1994, the Company redeemed all $75 million of its outstanding Series O, P, and Q First Mortgage Bonds. The Company also acquired the equity interest in the operating lease of the No. 2 Basic Oxygen Furnace Shop continuous casters, assuming $63 million of debt. By year-end 1994, the assumed debt and approximately $40 million of other caster-related debt was repaid by the Company.

  The amended and supplemented Mortgage under which the First Mortgage 12% Bonds, Series T, were issued contained covenants limiting, among other things, the creation of additional indebtedness; the declaration and payment of dividends and distributions on the Company's capital stock; and the acquisition or retirement of any debt of the Company that is subordinate to the Series T Bonds. In connection with the tender offer related to the above issuance, the Company received consents from a majority of the holders to amend the indenture to eliminate all material restrictions resulting from the previous covenants, thus increasing financial flexibility.

  Maturities of long-term debt and capitalized lease obligations due within five years are: $7.7 million in 1997, $40.6 million in 1998, $10.8 million in 1999, $7.8 million in 2000, and $7.8 million in 2001. See Note 12 regarding commitments and contingencies for other scheduled payments.

  Interest cost incurred by the Company totaled $50.7 million in 1996, and $54.4 million in each of 1995 and 1994. Included in these totals is capitalized interest of $2.5 million in 1996, $1.8 million in 1995, and $1.1 million in 1994.

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

  Cash dividends on Series C Preferred Stock, 50 shares issued and outstanding, are cumulative and payable quarterly at an annual rate of $360,000 per share. The shares have a liquidation value of $3,000,000 per share plus any accrued and unpaid dividends. The shares are redeemable at the Company's option at a price (plus accrued and unpaid dividends) declining from $3,270,000 for the one-year period commencing December 1, 1996 to $3,000,000 beginning December 1, 2011. The Series C Preferred Stock is also exchangeable at the Company's option on any dividend payment date for the Company's 12% subordinated debentures due December 1, 2016, at a rate of $3,000,000 principal amount of debentures for each share of Series C Preferred Stock.

NOTE 5/STOCK OPTION PLANS

  The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES in 1996 and 1995 consistent with the provisions of FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                   1996   1995
                                                                  ------  -----
                                                                   DOLLARS IN
                                                                    MILLIONS
      Net income (loss)--as reported............................. $(17.9) $69.1
      Net income (loss)--pro forma...............................  (20.0)  68.5

  The fair value of each option grant of Industries stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 1.08%; expected volatility of 31.82%; risk-free interest rate of 6.15%; and expected term of 5 years.

  Company employees participate in the Industries employee stock purchase plan where employees have the opportunity to sign up twice a year to purchase stock at the end of each six month period at a price that is 90 percent of the fair market value price on the last day of the period. In each of 1996 and 1995, Company employees received Industries stock with a total value that was approximately $90,000 greater than the price paid for the stock issued.

NOTE 6/DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 Derivatives

  The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies, and in foreign currency exchange rates related to firm commitments regarding a Canadian raw material joint venture. Gains and losses associated with these hedging transactions become part of the cost of the item being hedged. At no time during 1996, 1995 or 1994 were such hedging transactions material.

 Long-term debt

  The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $322 million at December 31, 1996 and $433 million at December 31, 1995 as compared with the carrying value of $316 million and $417 million included in the balance sheet at year-end 1996 and 1995, respectively.

NOTE 7/PROVISIONS FOR RESTRUCTURING

  At year-end 1996, the Company recorded a charge of $26 million for provisions related to pensions, health care, and severance costs resulting from a salaried workforce reduction plan to affect approximately 450 people, a majority of whom were displaced in the first quarter of 1997.

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

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

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

  The Company has taken initiatives to reduce its production costs by shutdown of certain Indiana Harbor Works facilities and raw materials operations. Reserve balances related to provisions for these shutdowns, which include long-term liabilities for mine reclamation costs and employee benefits, totaled $131.6 million, $135.9 million and $133.8 million at December 31, 1996, 1995 and 1994, respectively.

NOTE 8/RETIREMENT BENEFITS

 Pensions

  The Inland Steel Industries Pension Plan and Pension Trust, which covers certain employees of the Company, also covers certain employees of Industries and of certain of Industries' other subsidiaries. The plan is a non-contributory defined benefit plan with pensions based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay or on job class) for all other wage employees, including members of the United Steelworkers of America. Because the fair value of pension plan assets pertains to all participants in the plan, no separate determination of the fair value of such assets is made solely with respect to the Company.

  Effective April 30, 1996, that portion of the Industries pension plan covering current and former employees of Ryerson Tull, Inc., a majority owned subsidiary of Industries, was separated and became the Ryerson Tull Pension Plan. Due to this separation, Industries remeasured each subsidiary's benefit obligation using plan data and actuarial assumptions as of the date of separation. An amount of assets proportional to the liabilities assumed by the Ryerson Tull Pension Plan was allocated to such plan.

  The funded status of the Industries pension plan (excluding Ryerson Tull, Inc.) as of September 30, 1996 and the Industries consolidated plan as of September 30, 1995 were as follows:

                                                                SEPTEMBER 30
                                                                --------------
                                                                 1996    1995
                                                                ------  ------
                                                                 DOLLARS IN
                                                                  MILLIONS
Fair value of plan assets...................................... $1,729  $1,919
                                                                ------  ------
Actuarial present value of benefits for service rendered to
 date:
  Accumulated Benefit Obligation based on compensation to date.  1,746   1,956
  Additional benefits based on estimated future compensation
   levels......................................................    105      90
                                                                ------  ------
  Projected Benefit Obligation.................................  1,851   2,046
                                                                ------  ------
Plan assets shortfall to Projected Benefit Obligation.......... $ (122) $ (127)
                                                                ======  ======

  In 1996 and 1995, Industries recorded an additional minimum pension liability of $76.3 million and $102.6 million, respectively, representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

  The calculation of benefit obligations was based on a discount (settlement) rate of 8.0% in 1996 and 7.75% in 1995; a rate of compensation increase of 4.0% in both 1996 and 1995; and a rate of return on plan assets of 9.5% in both 1996 and 1995.

  Pension cost for the Company for 1996, 1995 and 1994 was $4.1 million, $9.3 million and $25.2 million, respectively. In 1995, the Company paid $86.0 million to Industries for its share of a contribution to the Industries Pension Trust.

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

  The amount of net periodic postretirement benefit cost for 1996, 1995 and 1994 is composed of the following:

                                                                1996  1995  1994
                                                                ----  ----  ----
                                                                  DOLLARS IN
                                                                   MILLIONS
      Service cost............................................. $ 10  $  9  $12
      Interest cost............................................   66    68   64
      Net amortization and deferral............................  (11)  (20)  (5)
                                                                ----  ----  ---
          Total net periodic postretirement benefit cost....... $ 65  $ 57  $71
                                                                ====  ====  ===

  The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                  SEPTEMBER 30
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                   DOLLARS IN
                                                                    MILLIONS
Accumulated postretirement benefit obligation attributable to:
  Retirees....................................................... $  479 $  499
  Fully eligible plan participants...............................     77    142
  Other active plan participants.................................    236    212
                                                                  ------ ------
Accumulated postretirement benefit obligation....................    792    853
  Unrecognized net gain..........................................    255    179
  Unrecognized prior service credit..............................     42     47
                                                                  ------ ------
Accrued postretirement benefit obligation........................  1,089  1,079
Expense, net of benefits provided, October through December......      8      2
Workforce reduction provision....................................      4    --
                                                                  ------ ------
Accrued postretirement benefit obligations at December 31........ $1,101 $1,081
                                                                  ====== ======

  Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

  The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

                                                                     SEPTEMBER
                                                                        30
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
      Discount rate.................................................  8.0% 7.75%
      Rate of compensation increase.................................  4.0%  4.0%
      Medical cost trend rate.......................................  4.5%  4.5%
      Year ultimate rate reached.................................... 1996  1996

  A one percentage point increase in the assumed health care cost trend rates for each future year increases annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of September 30, 1996 by $18 million and $102 million, respectively.

NOTE 9/INCOME TAXES

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

  The elements of the provisions for income taxes for each of the three years indicated below were as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31
                                                     -----------------------
                                                     1996     1995     1994
                                                     -----    -----    -----
                                                        DOLLARS IN
                                                         MILLIONS
Current income taxes:
  Federal........................................... $27.8Cr. $30.7Cr. $17.5Cr.
  State and foreign.................................    .2       .1       .3
                                                     -----    -----    -----
                                                      27.6Cr.  30.6Cr.  17.2Cr.
Deferred income taxes...............................  24.1     72.8     52.5
                                                     -----    -----    -----
    Total tax expense or benefit.................... $ 3.5Cr. $42.2    $35.3
                                                     =====    =====    =====

--------
Cr. = Credit

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

  The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                    DECEMBER
                                                                       31
                                                                    ----------
                                                                    1996  1995
                                                                    ----  ----
                                                                     DOLLARS
                                                                       IN
                                                                    MILLIONS
      Deferred tax assets (excluding postretirement benefits other than pensions):
        Net operating loss and tax credit carryforwards............ $282  $280
        Restructuring and termination reserves.....................   24    26
        Other deductible temporary differences.....................   81    89
        Less: Valuation allowances.................................   (3)   (2)
                                                                    ----  ----
                                                                     384   393
                                                                    ----  ----
      Deferred tax liabilities:
        Fixed asset basis difference...............................  442   438
        Other taxable temporary differences........................   64    51
                                                                    ----  ----
                                                                     506   489
                                                                    ----  ----
          Net deferred liability excluding postretirement benefits
           other than pensions..................................... (122)  (96)
      FASB Statement No. 106 impact (postretirement benefits other
       than pensions)..............................................  389   387
                                                                    ----  ----
          Net deferred asset....................................... $267  $291
                                                                    ====  ====

  For tax purposes, the Company had available, at December 31, 1996, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $729 million which will expire as follows: $58 million in 2005, $288 million in 2006, $265 million in 2007, $109 million in 2008, $6 million in 2009 and $3 million in 2011. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $9 million, which expire during the years 1997 through 2006. A valuation allowance of $3 million has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $18 million, which may be used indefinitely to reduce regular federal income taxes.

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

  Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992 as a cumulative effect charge in 1992. At December 31, 1996, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $389 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 15-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

  The Industries group operates in a highly cyclical industry and consequently has had a history of generating and then fully utilizing significant amounts of NOL carryforwards. During the years 1986 through 1989, the Industries group utilized approximately $600 million of NOL carryforwards and in 1995 utilized $137 million of NOL carryforwards.

  Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the federal corporate tax rate as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31
                                                      ----------------------
                                                      1996    1995     1994
                                                      ----    -----    -----
                                                         DOLLARS IN
                                                          MILLIONS
Federal income tax expense or benefit computed at
 statutory tax rate of 35%........................... $4.4Cr. $38.9    $31.2
Additional taxes or credits from:
  State and local income taxes, net of federal income
   tax effect........................................  1.3      5.3      4.5
  Percentage depletion...............................  2.8Cr.   2.9Cr.   2.8Cr.
  All other, net.....................................  2.4       .9      2.4
                                                      ----    -----    -----
    Total income tax expense or benefit.............. $3.5Cr. $42.2    $35.3
                                                      ====    =====    =====

--------
Cr. = Credit

NOTE 10/I/N TEK AND I/N KOTE JOINT VENTURES

  I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $144.8 million, $147.5 million and $131.1 million in 1996, 1995 and 1994, respectively, for such tolling services.

  The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $416 million outstanding under its long-term financing agreement at December 31, 1996. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $314.9 million in 1996, $303.7 million in 1995 and $275.6 million in 1994. At year-end 1996 and 1995, I/N Kote owed the Company $18.4 million and $4.8 million, respectively, related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1996 and 1995, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $24.5 million in 1996, $32.6 million in 1995 and $36.0 million in 1994. The Company sells all I/N Kote products that are distributed in North America.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

NOTE 11/INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 15% interest (13 3/4% interest in 1994) in Wabush Mines and 12 1/2% interest in Walbridge Electrogalvanizing Company. I/N Tek and I/N Kote are joint ventures with NSC (see Note 10). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire and Wabush are iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. and Canadian steel companies. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                      1996     1995     1994
                                                    -------- -------- --------
                                                       DOLLARS IN MILLIONS
Results of Operations for the Year Ended December
 31:
  Gross revenue.................................... $1,207.7 $1,183.1 $1,098.3
  Costs and expenses...............................  1,131.7  1,100.8  1,070.2
                                                    -------- -------- --------
  Net income....................................... $   76.0 $   82.3 $   28.1
                                                    ======== ======== ========
Financial Position at December 31:
  Current assets................................... $  264.0 $  269.1 $  265.2
  Total assets.....................................  1,789.7  1,838.5  1,868.3
  Current liabilities..............................    229.2    253.5    246.5
  Total liabilities................................  1,401.2  1,457.9  1,499.9
  Net assets.......................................    388.5    380.6    368.4

NOTE 12/COMMITMENTS AND CONTINGENCIES

  At year-end 1996, the Company guaranteed $22.3 million of long-term debt attributable to a subsidiary's interest in PCI Associates.

  As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the full amount of its annual limestone needs or one million gross tons, whichever is greater, through 1996, and the annual limestone needs of the Indiana Harbor Works from 1997 through 2002.

  The Company and its subsidiaries have various operating leases for which future minimum lease payments are estimated to total $100.7 million through 2021, including approximately $21.3 million in 1997, $16.0 million in 1998, $12.0 million in 1999, $10.1 million in 2000, and $9.1 million in 2001.

  It is anticipated that the Company will make capital expenditures of $5 million to $10 million annually in each of the next five years for the construction, and have ongoing annual expenditures of $35 million to $45 million for the operation, of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

At December 31, 1996, the Company's reserves for environmental liabilities totaled $24 million, $19 million of which related to the sediment remediation under the 1993 EPA consent decree.

  The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, approximated $34 million at year-end 1996.

NOTE 13/RELATED PARTY TRANSACTIONS

  Industries has established procedures for charging its administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for 1996, 1995 and 1994 totaled $16.4 million, $17.6 million and $18.6 million, respectively.

  There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For 1996, 1995 and 1994, the Company's net interest expense to companies within the Industries group totaled $17.6 million, $14.4 million and $7.7 million, respectively.

  The Company sells to and purchases products from related companies at prevailing market prices. These transactions for the indicated years, except those with I/N Kote (see Note 10), are summarized as follows:

                                                             1996   1995   1994
                                                            ------ ------ ------
                                                            DOLLARS IN MILLIONS
      Net product sales.................................... $204.3 $196.5 $183.4
      Net product purchases................................   19.0   19.9   18.7

NOTE 14/CONCENTRATION OF CREDIT RISK

  The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. Approximately 76% of the sales were to customers in five mid-American states, and 94% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

  Sales to General Motors Corporation approximated 10% of consolidated net sales in 1995 and 12% in 1994. No other customer, except I/N Kote (see Note
10), accounted for more than 10% of the consolidated net sales of the Company during any of the three years ended December 31, 1996.

NOTE 15/CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                              1996
                                                -----------------------------------
                                                 FIRST   SECOND    THIRD    FOURTH
      DOLLARS IN MILLIONS                       QUARTER  QUARTER  QUARTER  QUARTER*
      -------------------                       -------  -------  -------  --------
      Net sales................................ $615.7   $604.9   $574.9    $601.8
      Gross profit.............................   23.4     23.6     38.2       8.9
      Net loss.................................   (2.1)    (2.7)    (3.0)    (10.1)
                                                              1995
                                                -----------------------------------
                                                 FIRST   SECOND    THIRD    FOURTH
      DOLLARS IN MILLIONS                       QUARTER  QUARTER  QUARTER  QUARTER
      -------------------                       -------  -------  -------  --------
      Net sales................................ $651.7   $685.4   $574.3    $601.9
      Gross profit.............................   62.5     81.9     51.5      34.0
      Net income...............................   21.2     33.4     10.4       4.1

--------
   *Includes $26.3 million workforce reduction provision, $17.1 million after tax.

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                             SCHEDULE II--RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                              DOLLARS IN MILLIONS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                             PROVISIONS FOR ALLOWANCES,
                                            CLAIMS AND DOUBTFUL ACCOUNTS
                                     ------------------------------------------
  YEARS
  ENDED                              BALANCE AT ADDITIONS DEDUCTIONS BALANCE AT
DECEMBER                             BEGINNING   CHARGED     FROM      END OF
   31                                 OF YEAR   TO INCOME  RESERVES     YEAR
--------                             ---------- --------- ---------- ----------
1996................................   $24.3      $ 1.1     $6.4(A)    $17.9
                                                            $1.1(B)
1995................................   $19.3      $10.6     $5.6(A)    $24.3
1994................................   $22.9      $ 4.4     $6.3(A)    $19.3
                                                            $1.7(B)

--------
NOTES:
(A) Allowances granted during year.
(B) Bad debts written off during year.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
  3.(i)    Copy of Certificate of Incorporation, as amended, of
           the Company. (Filed as Exhibit 3-A to the Company's
           Annual Report on Form 10-K for the year ended December
           31, 1992, and incorporated by reference herein.)              --
  3.(ii)   Copy of By-Laws, as amended, of the Company. (Filed as
           Exhibit 3.(ii) to the Company's Annual Report on Form
           10-Q for the year ended December 31, 1994, and
           incorporated by reference herein.)                            --
  4.A      Copy of First Mortgage Indenture, dated April 1, 1928,
           between the Company (the "Steel Company") and First
           Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, and of supplemental indentures thereto, to
           and including the Thirty-Fifth Supplemental Indenture,
           incorporated by reference from the following Exhibits:
           (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
           filed with Steel Company's Registration Statement on
           Form A-2 (No.
           2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with
           Steel Company's Registration Statement on Form E-1 (No.
           2-2182); (iii) Exhibit B-1(h), filed with Steel
           Company's Current Report on Form 8-K dated January 18,
           1937; (iv) Exhibit B-1(i), filed with Steel Company's
           Current Report on Form 8-K, dated February 8, 1937; (v)
           Exhibits B-1(j) and B-1(k), filed with Steel Company's
           Current Report on Form 8-K for the month of April,
           1940; (vi) Exhibit B-2, filed with Steel Company's
           Registration Statement on Form A-2 (No. 2-4357); (vii)
           Exhibit B-1(l), filed with Steel Company's Current
           Report on Form 8-K for the month of January, 1945;
           (viii) Exhibit 1, filed with Steel Company's Current
           Report on Form 8-K for the month of November, 1946;
           (ix) Exhibit 1, filed with Steel Company's Current
           Report on Form 8-K for the months of July and August,
           1948; (x) Exhibits B and C, filed with Steel Company's
           Current Report on Form 8-K for the month of March,
           1952; (xi) Exhibit A, filed with Steel Company's
           Current Report on Form 8-K for the month of July, 1956;
           (xii) Exhibit A, filed with Steel Company's Current
           Report on Form 8-K for the month of July, 1957; (xiii)
           Exhibit B, filed with Steel Company's Current Report on
           Form 8-K for the month of January, 1959; (xiv) the
           Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of December, 1967; (xv) the
           Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of April, 1969; (xvi) the
           Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of July, 1970; (xvii) the
           Exhibit filed with the amendment on Form 8 to Steel
           Company's Current Report on Form 8-K for the month of
           April, 1974; (xviii) Exhibit B, filed with Steel
           Company's Current Report on Form 8-K for the month of
           September, 1975; (xix) Exhibit B, filed with Steel
           Company's Current Report on Form 8-K for the month of
           January, 1977; (xx) Exhibit C, filed with Steel
           Company's Current Report on Form 8-K for the month of
           February, 1977; (xxi) Exhibit B, filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1978; (xxii) Exhibit B, filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1980; (xxiii) Exhibit 4-D, filed with
           Steel Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1980; (xxiv) Exhibit 4-
           D, filed with Steel Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1982; (xxv)
           Exhibit 4-E, filed with Steel Company's Annual Report
           on Form 10-K for the fiscal year ended December 31,
           1983; (xxvi) Exhibit 4(i) filed with the Steel
           Company's Registration Statement on Form S-2 (No. 33-
           43393); (xxvii) Exhibit 4 filed with Steel Company's
           Current Report on Form 8-K dated June 23, 1993;
           (xxviii) Exhibit 4.C filed with Steel Company's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1995; (xxix) Exhibit 4.C filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995; and (xxx) Exhibit 4.C filed
           with Steel Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996.                              --

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
  4.B      Copy of consolidated reprint of First Mortgage
           Indenture, dated April 1, 1928, between the Company and
           First Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, as amended and supplemented by all
           supplemental indentures thereto, to and including the
           Thirteenth Supplemental Indenture. (Filed as Exhibit 4-
           E to Form S-1 Registration Statement No. 2-9443, and
           incorporated by reference herein.)                            --
  24       Powers of attorney.....................................
  27       Financial Data Schedules...............................