Form 10-Q
period 1997-03-31
INLAND STEEL CO
filed 1997-05-14
CIK 50548

                                                            First Quarter - 1997



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                               -----------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1997

                                      or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________


                               -----------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 5, 1997.

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

                                                  Dollars in Millions
                                                  -------------------
                                                   Three Months Ended
                                                        March 31
                                                  --------------------
                                                    1997       1996
                                                  ---------  ---------
NET SALES                                            $606.6    $615.7
                                                     ------    ------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                                   523.8     561.9
 Selling, general and administrative expenses          11.4       9.9
 Depreciation                                          33.1      31.3
                                                     ------    ------

     Total                                            568.3     603.1
                                                     ------    ------

OPERATING PROFIT                                       38.3      12.6

General corporate expense, net of income items          3.7       3.2
Interest and other expense on debt                     11.3      12.7
                                                     ------    ------

INCOME (LOSS) BEFORE INCOME TAXES                      23.3      (3.3)

PROVISION FOR INCOME TAXES                              9.6       1.2Cr.
                                                     ------    ------

NET INCOME (LOSS)                                    $ 13.7    $ (2.1)
                                                     ======    ======


Cr. = Credit



                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                           Dollars in Millions
                                                           -------------------
                                                           Three Months Ended
                                                                 March 31
                                                            ------------------
                                                              1997     1996
                                                             -------  -------
OPERATING ACTIVITIES
 Net income (loss)                                           $ 13.7   $ (2.1)
                                                             ------   ------
 Adjustments to reconcile net income (loss) to
   net cash provided from operating activities:
   Depreciation                                                33.1     31.3
   Deferred employee benefit cost                               2.0      5.2
   Deferred income taxes                                       13.3      (.3)
   Change in:   Receivables                                     3.2     12.4
                Inventories                                     5.4      3.3
                Accounts payable                              (55.8)   (21.9)
                Payables to related companies                  (3.9)     4.2
                Accrued salaries and wages                      4.5     (8.0)
                Other accrued liabilities                      11.3      4.0
   Other deferred items                                         9.8      1.5
                                                             ------   ------
     Net adjustments                                           22.9     31.7
                                                             ------   ------
     Net cash provided from operating activities               36.6     29.6
                                                             ------   ------
INVESTING ACTIVITIES
 Capital expenditures                                         (12.7)   (28.8)
 Investments in and advances to joint ventures, net             5.9      5.8
 Proceeds from sales of assets                                    -       .3
                                                             ------   ------
     Net cash used for investing activities                    (6.8)   (22.7)
                                                             ------   ------
FINANCING ACTIVITIES
 Long-term debt retired                                         (.8)     (.5)
 Change in notes payable to related companies                 (22.5)       -
 Dividends paid                                                (6.5)    (6.4)
                                                             ------   ------

     Net cash used for financing activities                   (29.8)    (6.9)
                                                             ------   ------

Net change in cash and cash equivalents                           -        -
Cash and cash equivalents - beginning of year                     -        -
                                                             ------   ------
Cash and cash equivalents - end of period                    $    -   $    -
                                                             ======   ======
SUPPLEMENTAL DISCLOSURES
 Cash paid (received) during the period for:
   Interest (net of amount capitalized)                      $  3.5   $  3.3
   Income taxes, net                                           (3.6)     (.8)

                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           Consolidated Balance Sheet
================================================================================

                                                                 Dollars in Millions
                                                   ------------------------------------------------
ASSETS                                                March 31, 1997            December 31, 1996
------                                             --------------------        --------------------
                                                     (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                   $      -                    $      -
   Receivables                                                    222.4                       225.6
   Inventories - principally at LIFO
     In process and finished products                $  100.4                    $  106.5
     Raw materials and supplies                          76.2     176.6              75.5     182.0
                                                     --------                    --------
   Deferred income taxes                                           18.4                        18.6
                                                               --------                    --------
       Total current assets                                       417.4                       426.2

 INVESTMENTS IN AND ADVANCES
   TO JOINT VENTURES                                              213.5                       221.4
 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                            4,022.8                     4,011.4
   Less: Reserve for depreciation,
          amortization and depletion                  2,575.0                     2,542.0
         Allowance for terminated facilities            100.7   1,347.1             100.7   1,368.7
                                                     --------                    --------
 PREPAID PENSION COSTS                                             56.0                        58.5

 DEFERRED INCOME TAXES                                            235.3                       248.4

 OTHER ASSETS                                                      12.7                        19.6
                                                               --------                    --------

       Total Assets                                            $2,282.0                    $2,342.8
                                                               ========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                            $  161.9                    $  217.7
   Payables to related companies
     Notes                                                        250.0                       272.5
     Trade & other                                                    -                         3.9
   Accrued liabilities                                            158.3                       142.5
   Long-term debt due within one year                              12.2                         7.7
                                                               --------                    --------
       Total current liabilities                                  582.4                       644.3
 LONG-TERM DEBT                                                   302.6                       307.9

 DEFERRED EMPLOYEE BENEFITS                                     1,129.6                     1,130.1

 OTHER CREDITS                                                     49.4                        49.7
                                                               --------                    --------
       Total liabilities                                        2,064.0                     2,132.0

 STOCKHOLDER'S EQUITY (Schedule A)                                218.0                       210.8
                                                               --------                    --------
       Total Liabilities and Stockholder's Equity              $2,282.0                    $2,342.8
                                                               ========                    ========

                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

            Notes to Consolidated Financial Statements (Unaudited)
================================================================================


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $4.2 million and $4.5 million by Industries for the first quarters of 1997 and 1996, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1997 totaled $5.6 million as compared with $3.9 million for the first quarter of 1996.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                             Dollars in Millions
                             -------------------
                                 Three Months
                                Ended March 31
                                --------------
                                1997      1996
                                ----      ----

   Net Product Sales           $59.1     $57.5
   Net Product Purchases         4.4       6.1

NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $30 million at March 31, 1997 compared with $34 million at December 31, 1996.

Item 2.


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS - Comparison of First Quarter 1997 to First Quarter 1996
------------------------------------------------------------------------------

  The Company reported consolidated net income of $13.7 million for the first quarter of 1997 compared with net loss of $2.1 million in the comparable year-earlier period. Increased operating profit was the principal reason for the improvement.

  The Company's net sales of $606.6 million in the first quarter of 1997 represented a 1 percent reduction from a year ago. While the volume of steel mill products shipped decreased 5 percent to 1,260,000 tons, the average selling price increased 4 percent from the 1996 first quarter. As a result of the higher average selling price and a lower operating cost per ton, operating profit increased to $38.3 million from $12.6 million a year earlier.

  In March, the Company announced that it reached an agreement to sell its 15 percent interest in the Wabush Iron Ore mine. The transaction is expected to be completed during the 1997 second quarter.

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

          (xx) Exhibit C, filed with the Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983;
          (xxvi) Exhibit 4(i) filed with the Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with the Company's Current Report on Form 8-K dated June 23, 1993; and (xxviii) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and (xxx) Exhibit 4.C filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

  27      Financial Data Schedule.

  (b)   Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INLAND STEEL COMPANY




                                       By      Cynthia C. Heath
                                         -----------------------------------
                                          Cynthia C. Heath
                                          Vice President -
                                          Finance and Purchasing,
                                          Principal Financial Officer
                                          and Controller



Date: May 12, 1997

                                                            Part I -- Schedule A
                                                            --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        Summary of Stockholder's Equity
================================================================================

                                                                   Dollars in Millions
                                             ---------------------------------------------------------------
                                                  March 31, 1997                       December 31, 1996
                                             ------------------------            ---------------------------
                                                 (unaudited)
STOCKHOLDER'S EQUITY
--------------------
 Series A preferred stock ($1 par value)
  - 10 shares issued and outstanding                         $      -                               $      -

 Series B preferred stock ($1 par value)
  - 50 shares issued and outstanding                                -                                      -

 Series C preferred stock ($1 par value)
  - 50 shares issued and outstanding                                -                                      -

 Common stock ($1 par value)
  - 980 shares issued and outstanding                               -                                      -

 Additional paid-in capital                                   1,194.5                                1,194.5

 Accumulated deficit
  Balance beginning of year                  $(983.7)                            $ (949.5)

  Net income(loss)                              13.7                                (17.9)

  Impact of pension plan split                     -                                  9.5

  Dividends                                     (6.5)          (976.5)              (25.8)            (983.7)
                                             -------         --------            --------           --------

        Total Stockholder's Equity                           $  218.0                               $  210.8
                                                             ========                                ========