Form 10-Q
period 1997-06-30
INLAND STEEL CO
filed 1997-08-12
CIK 50548

                                                           Second Quarter - 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1997

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from           to
                                           ----------   ------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of August 7, 1997.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                Consolidated Statement of Operations (Unaudited)

========================================================================================
                                                     Dollars in Millions
                                      -------------------------------------------------
                                       Three Months Ended           Six Months Ended
                                            June 30                      June 30
                                      --------------------         -------------------
                                        1997       1996               1997      1996
                                      --------  ----------         ---------  --------

NET SALES                              $643.8   $   604.9           $1,250.4   $1,220.6
                                       ------   ---------           --------   --------

OPERATING COSTS AND EXPENSES
 Cost of goods sold                     559.3       551.1            1,083.1    1,113.0
 Selling, general and
  administrative expenses                10.7        11.5               22.1       21.4
 Depreciation                            33.8        31.0               66.9       62.3
 Gain from sale of assets (Note 3)       (9.0)          -               (9.0)         -
                                       ------   ---------           --------   --------

     Total                              594.8       593.6            1,163.1    1,196.7
                                       ------   ---------           --------   --------

OPERATING PROFIT                         49.0        11.3               87.3       23.9

General corporate expense,
  net of income items                     3.9         3.6                7.6        6.8
Interest and other expense on debt       10.3        12.1               21.6       24.8
                                       ------   ---------           --------   --------

INCOME (LOSS) BEFORE INCOME TAXES        34.8        (4.4)              58.1       (7.7)

PROVISION FOR INCOME TAXES               13.8         1.7Cr.            23.4        2.9Cr.
                                       ------   ---------           --------   --------

NET INCOME (LOSS)                     $  21.0     $  (2.7)          $   34.7    $  (4.8)
                                       ======   =========           ========   ========


Cr. = Credit



                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                Consolidated Statement of Cash Flows (Unaudited)

============================================================================================================

                                                                                         Dollars in Millions
                                                                                        --------------------
                                                                                         Six Months Ended
                                                                                              June 30
                                                                                        --------------------
                                                                                           1997       1996
                                                                                        ----------  --------
OPERATING ACTIVITIES
 Net income (loss)                                                                         $  34.7   $ (4.8)
                                                                                           -------   ------
 Adjustments to reconcile net income (loss) to
 net cash provided from operating activities:
   Depreciation                                                                               66.9     62.3
   Deferred income taxes                                                                      21.8     (3.7)
   Deferred employee benefit cost                                                              4.3      9.3
   Gain from sale of assets                                                                   (9.0)       -
   Change in:  Receivables                                                                     7.2      3.2
               Inventories                                                                    28.9     45.3
               Accounts payable                                                              (28.0)   (35.5)
               Payables to related companies                                                    .6      1.4
               Accrued salaries and wages                                                      4.7     (8.4)
               Other accrued liabilities                                                       3.2      6.8
   Other deferred items                                                                       (1.1)    (2.8)
                                                                                           -------   ------
     Net adjustments                                                                          99.5     77.9
                                                                                           -------   ------
     Net cash provided from operating activities                                             134.2     73.1
                                                                                           -------   ------
INVESTING ACTIVITIES
 Capital expenditures                                                                        (32.8)   (67.2)
 Investments in and advances to joint ventures, net                                           10.1     11.5
 Proceeds from sale of assets                                                                 15.0      3.4
                                                                                           -------   ------

     Net cash used for investing activities                                                   (7.7)   (52.3)
                                                                                           -------   ------

FINANCING ACTIVITIES
 Long-term debt retired                                                                       (4.4)    (3.9)
 Change in notes payable to related companies                                               (109.2)    (4.0)
 Dividends paid                                                                              (12.9)   (12.9)
                                                                                           -------   ------
     Net cash used for financing activities                                                 (126.5)   (20.8)
                                                                                           -------   ------
Net change in cash and cash equivalents                                                          -        -
Cash and cash equivalents - beginning of year                                                    -        -
                                                                                           -------   ------
Cash and cash equivalents - end of period                                                  $     -   $    -
                                                                                           =======   ======
SUPPLEMENTAL DISCLOSURES
 Cash paid (received) during the period for:
   Interest (net of amount capitalized)                                                    $  21.8   $ 24.3
   Income taxes, net                                                                           1.4     (5.8)

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)
                           Consolidated Balance Sheet

================================================================================


                                                                              Dollars in Millions
                                                                     ----------------------------------------
ASSETS                                                                   June 30, 1997     December 31, 1996
------                                                               -------------------  ------------------
                                                                           (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                                    $      -            $      -
   Receivables                                                                     218.4               225.6
   Inventories - principally at LIFO
     In process and finished products                                 $  104.6            $  106.5
     Raw materials and supplies                                           48.5     153.1      75.5     182.0
                                                                      --------            --------
   Deferred income taxes                                                            18.1                18.6
                                                                                --------            --------
       Total current assets                                                        389.6               426.2
 INVESTMENTS IN AND ADVANCES
   TO JOINT VENTURES                                                               217.0               221.4
 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                                             4,044.7             4,011.4
   Less: Reserve for depreciation,
          amortization and depletion                                   2,608.9             2,542.0
         Allowance for terminated facilities                             100.7   1,335.1     100.7   1,368.7
                                                                      --------            --------
 PREPAID PENSION COSTS                                                              54.2                58.5

 DEFERRED INCOME TAXES                                                             227.1               248.4

 OTHER ASSETS                                                                       11.4                19.6
                                                                                --------            --------

       Total Assets                                                             $2,234.4            $2,342.8
                                                                                ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                                             $  193.1            $  217.7
   Payables to related companies
     Notes                                                                         163.3               272.5
     Trade & other                                                                   4.5                 3.9
   Accrued liabilities                                                             150.4               142.5
   Long-term debt due within one year                                               11.7                 7.7
                                                                                --------            --------
       Total current liabilities                                                   523.0               644.3
 LONG-TERM DEBT                                                                    299.6               307.9
 DEFERRED EMPLOYEE BENEFITS                                                      1,130.1             1,130.1
 OTHER CREDITS                                                                      49.1                49.7
                                                                                --------            --------
       Total liabilities                                                         2,001.8             2,132.0
 STOCKHOLDER'S EQUITY (Schedule A)                                                 232.6               210.8
                                                                                --------            --------
       Total Liabilities and Stockholder's Equity                               $2,234.4            $2,342.8
                                                                                ========            ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)
================================================================================


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $8.3 million and $9.0 million by Industries for the first six months of 1997 and 1996, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1997 totaled $10.4 million as compared with $7.1 million for the first six months of 1996.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:


                                      Dollars in Millions
                            ---------------------------------------
                               Three Months         Six Months
                               Ended June 30       Ended June 30
                            -------------------  ------------------
                             1997         1996    1997        1996
                            ------       -----   ------      ------
   Net Product Sales        $52.3        $48.3   $111.4      $105.8
   Net Product Purchases      3.9          4.6      8.3        10.7


NOTE 3/SALE OF ASSETS

During the second quarter of 1997, the Company sold its interest in the Wabush iron ore mine to the managing partner, Cleveland Cliffs, resulting in a pretax gain of $9.0 million.


NOTE 4/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $30 million at June 30, 1997 compared with $34 million at December 31, 1996.

Item 2.



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



RESULTS OF OPERATIONS - Comparison of First Six Months of 1997 to First Six
---------------------------------------------------------------------------
Months of 1996
--------------

     The Company reported consolidated net income of $34.7 million in the first six months of 1997 compared with a net loss of $4.8 million in the comparable 1996 period. Increased operating profit was the principal reason for the improvement.

     The Company's net sales improved two percent from the year-earlier period to $1.25 billion due entirely to higher average selling price as volume remained virtually unchanged. The increase in net sales combined with improved operating cost performance and a $9.0 million gain from the sale of the Company's interest in the Wabush iron ore property were the primary factors contributing to the $63.4 million year-to-year increase in operating profit.

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

  27      Financial Data Schedule.

  (b)  Reports on Form 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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



Date:  August 12, 1997

                                                            Part I -- Schedule A
                                                            --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        Summary of Stockholder's Equity
================================================================================



                                                                                      Dollars in Millions
                                                                      --------------------------------------------------

                                                                        June 30, 1997                December 31, 1996
                                                                      ------------------            --------------------
                                                                                (unaudited)
STOCKHOLDER'S EQUITY
------------------------------------------

 Series A preferred stock ($1 par value)
   -  10 shares issued and outstanding                                               $      -                   $      -

 Series B preferred stock ($1 par value)
   -  50 shares issued and outstanding                                                      -                          -

 Series C preferred stock ($1 par value)
   -  50 shares issued and outstanding                                                      -                          -

 Common stock ($1 par value)
   -  980 shares issued and outstanding                                                     -                          -

 Additional paid-in capital                                                           1,194.5                    1,194.5

 Accumulated deficit
   Balance beginning of year                                       $   (983.7)                      $(949.5)

   Net income(loss)                                                      34.7                         (17.9)

   Impact of pension plan split                                             -                           9.5

   Dividends                                                           (12.9)          (961.9)        (25.8)      (983.7)
                                                                   ---------         --------        ------      --------

        Total Stockholder's Equity                                                    $ 232.6                    $ 210.8
                                                                                      =======                    =======