Form 10-Q
period 1997-09-30
INLAND STEEL CO
filed 1997-11-13
CIK 50548

                                                            Third Quarter - 1997


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1997

                                      or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                                   ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of November 6, 1997.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)
               Consolidated Statement of Operations (Unaudited)

=======================================================================================

                                                       Dollars in Millions
                                            -------------------------------------------
                                            Three Months Ended       Nine Months Ended
                                               September 30             September 30
                                            -------------------     -------------------
                                             1997         1996        1997       1996
                                            -------      ------     --------   --------
NET SALES                                    $615.7      $574.9     $1,866.1   $1,795.5
                                             ------      ------     --------   --------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                          532.8       506.0      1,616.0    1,619.0
  Selling, general and
   administrative expenses                      9.3        12.4         31.4       33.8
  Depreciation                                 33.6        31.6        100.4       93.9
  Gain from sale of assets (Note 3)               -           -         (9.0)         -
                                             ------      ------     --------   --------

         Total                                575.7       550.0      1,738.8    1,746.7
                                             ------      ------     --------   --------

OPERATING PROFIT                               40.0        24.9        127.3       48.8

General corporate expense,
   net of income items                          3.2         3.5         10.8       10.3
Interest and other expense on debt              9.0        11.9         30.6       36.7
                                             ------      ------     --------   --------

INCOME BEFORE INCOME TAXES                     27.8         9.5         85.9        1.8

PROVISION FOR INCOME TAXES                      9.6         3.7         33.0         .9
                                             ------      ------     --------   --------

INCOME BEFORE EXTRAORDINARY LOSS               18.2         5.8         52.9         .9

EXTRAORDINARY LOSS ON EARLY RETIREMENT
 OF DEBT                                          -         8.8            -        8.8
                                             ------      ------     --------   --------

NET INCOME (LOSS)                            $ 18.2      $ (3.0)    $   52.9   $   (7.9)
                                             ======      ======     ========   ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)

===================================================================================

                                                                Dollars in Millions
                                                                -------------------
                                                                 Nine Months Ended
                                                                    September 30
                                                                -------------------
                                                                 1997        1996
                                                                -------     -------
OPERATING ACTIVITIES
 Net income (loss)                                              $  52.9     $  (7.9)
                                                                -------     -------
 Adjustments to reconcile net income (loss) to
   net cash provided from operating activities:
   Depreciation                                                   100.4        93.9
   Deferred income taxes                                           38.9         2.2
   Deferred employee benefit cost                                 (21.4)       10.2
   Gain from sale of assets                                        (9.0)          -
   Change in: Receivables                                          (8.7)       15.4
              Inventories                                           4.2        28.9
              Accounts payable                                     (3.3)      (48.3)
              Payables to related companies                         4.7        11.9
              Accrued salaries and wages                           12.2        (5.8)
              Other accrued liabilities                            12.4         8.7
 Other deferred items                                             (14.4)      (19.4)
                                                                -------     -------
   Net adjustments                                                116.0        97.7
                                                                -------     -------
   Net cash provided from operating activities                    168.9        89.8
                                                                -------     -------
INVESTING ACTIVITIES
  Capital expenditures                                            (56.1)     (111.4)
  Investments in and advances to joint ventures, net               17.1        18.9
  Proceeds from sales of assets                                    15.0         4.8
                                                                -------     -------

      Net cash used for investing activities                      (24.0)      (87.7)
                                                                -------     -------

FINANCING ACTIVITIES
  Long-term debt issued                                               -        37.2
  Long-term debt retired                                           (7.7)     (144.0)
  Change in notes payable to related companies                   (117.8)      124.0
  Dividends paid                                                  (19.4)      (19.3)
                                                                -------     -------
      Net cash used for financing activities                     (144.9)       (2.1)
                                                                -------     -------
Net change in cash and cash equivalents                               -           -
Cash and cash equivalents - beginning of year                         -           -
                                                                -------     -------
Cash and cash equivalents - end of period                       $     -     $     -
                                                                =======     =======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)                        $  25.2     $  29.6
    Income taxes, net                                              (5.8)      (15.6)

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           Consolidated Balance Sheet
================================================================================



                                                   Dollars in Millions
                                          --------------------------------------
ASSETS                                    September 30, 1997  December 31, 1996
------                                    ------------------  ------------------
                                             (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                       $      -            $      -
    Receivables                                        234.3               225.6
    Inventories - principally at LIFO
      In process and finished products    $  110.1            $  106.5
      Raw materials and supplies              67.7     177.8      75.5     182.0
                                          --------            --------
    Deferred income taxes                               19.2                18.6
                                                    --------            --------
      Total current assets                             431.3               426.2
 INVESTMENTS IN AND ADVANCES
   TO JOINT VENTURES                                   219.8               221.4
 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                 4,069.8             4,011.4
   Less: Reserve for depreciation,
          amortization and depletion       2,642.4             2,542.0
         Allowance for terminated
          facilities                         100.7   1,326.7     100.7   1,368.7
                                          --------            --------
 PREPAID PENSION COSTS                                  81.6                58.5
 DEFERRED INCOME TAXES                                 208.9               248.4
 OTHER ASSETS                                           12.8                19.6
                                                    --------            --------
         Total Assets                               $2,281.1            $2,342.8
                                                    ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
  CURRENT LIABILITIES
    Accounts payable                                $  217.8            $  217.7
    Payables to related companies
      Notes                                            154.7               272.5
      Trade & other                                      8.6                 3.9
    Accrued liabilities                                167.1               142.5
    Long-term debt due within one year                  14.3                 7.7
                                                    --------            --------
         Total current liabilities                     562.5               644.3
 LONG-TERM DEBT                                        293.6               307.9
 DEFERRED EMPLOYEE BENEFITS                          1,131.8             1,130.1
 OTHER CREDITS                                          48.9                49.7
                                                    --------            --------
         Total liabilities                           2,036.8             2,132.0
 STOCKHOLDER'S EQUITY (Schedule A)                     244.3               210.8
                                                    --------            --------
         Total Liabilities and
          Stockholder's Equity                      $2,281.1            $2,342.8
                                                    ========            ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

            Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $12.3 million and $13.4 million by Industries for the first nine months of 1997 and 1996, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first nine months of 1997 totaled $13.9 million as compared with $12.0 million for the first nine months of 1996.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                      Dollars in Millions
                            ----------------------------------------
                               Three Months          Nine Months
                            Ended September 30   Ended September 30
                            -------------------  -------------------
                              1997       1996     1997         1996
                            -------     -------  -------      ------
   Net Product Sales          $46.3       $48.6   $157.7      $154.4
   Net Product Purchases        3.8         4.0     12.1        14.7

NOTE 3/SALE OF ASSETS


During the second quarter of 1997, the Company sold its interest in the Wabush iron ore mine to the managing partner, Cleveland Cliffs, resulting in a pretax gain of $9.0 million.

NOTE 4/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $27 million at September 30, 1997 compared with $34 million at December 31, 1996.

Item 2.



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



RESULTS OF OPERATIONS - Comparison of First Nine Months of 1997 to First Nine Months of 1996

     The Company reported net income of $52.9 million in the first nine months of 1997 compared with a net loss of $7.9 million in the comparable 1996 period. Increased operating profit was the principal reason for the improvement.

     The Company's net sales improved four percent from the year-earlier period to $1.87 billion due largely to a three percent increase in steel mill shipments. The increase in shipments combined with improved operating cost performance were the primary factors contributing to the $78.5 million year-to-year increase in operating profit. The 1997 nine month period included a $9.0 million gain from the sale of the Company's interest in the Wabush iron ore property.

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

  27        Financial Data Schedule.

  (b)       Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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



Date:  November 11, 1997

                                                            Part I -- Schedule A

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        Summary of Stockholder's Equity
================================================================================

                                                 Dollars in Millions
                                        ---------------------------------------
                                        September 30, 1997   December 31, 1996
                                        ------------------  -------------------
                                           (unaudited)
STOCKHOLDER'S EQUITY
--------------------
  Series A preferred stock ($1 par value)
   - 10 shares issued and outstanding              $     -              $     -

 Series B preferred stock ($1 par value)
   - 50 shares issued and outstanding                    -                    -

 Series C preferred stock ($1 par value)
   - 50 shares issued and outstanding                    -                    -

 Common stock ($1 par value)
   - 980 shares issued and outstanding                   -                    -

 Additional paid-in capital                        1,194.5              1,194.5

 Accumulated deficit
   Balance beginning of year            $(983.7)            $(949.5)

   Net income(loss)                        52.9               (17.9)

   Impact of pension plan split               -                 9.5

   Dividends                              (19.4)    (950.2)   (25.8)     (983.7)
                                        -------    -------  -------     -------
     Total Stockholder's Equity                    $ 244.3              $ 210.8
                                                   =======              =======