Form 10-K405
period 1997-12-31
INLAND STEEL CO
filed 1998-03-30
CIK 50548

                                                                           1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

  THE NUMBER OF SHARES OF COMMON STOCK ($1.00 PAR VALUE) OF THE REGISTRANT OUTSTANDING AS OF FEBRUARY 2, 1998 WAS 980, ALL OF WHICH SHARES WERE OWNED BY INLAND STEEL INDUSTRIES, INC.

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

  The Company and Nippon Steel Corporation ("NSC") are participants, through subsidiaries, in two joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of the Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill. I/N Kote, owned equally by wholly owned subsidiaries of the Company and NSC (indirect in the case of NSC), operates two galvanizing lines. The Company is also a participant, through a subsidiary, in another galvanizing joint venture located near Walbridge, Ohio.

 Raw Steel Production and Mill Shipments

  The following table shows, for the three years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                                                     RAW STEEL PRODUCTION
                                              ----------------------------------
                                                             INLAND STEEL
                                              INLAND STEEL COMPANY AS A % OF
                                                COMPANY       U.S. STEEL
                                              (000 TONS*)      INDUSTRY
                                              ------------ -----------------
      1997...................................    5,814            5.4%**
      1996...................................    5,519            5.3
      1995...................................    5,419            5.2

--------
*Net tons of 2,000 pounds.
**Based on preliminary data from the American Iron and Steel Institute.

  The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 92% of raw steel production of the Company in both 1997 and 1996. The remainder of such production was accounted for by electric furnace.

  The total tonnage of steel mill products shipped by the Company for each of the five years 1993 through 1997 was 5.3 million tons in 1997; 5.1 million tons in 1996; 5.1 million tons in 1995; 5.2 million tons in 1994 and 4.8 million tons in 1993. In 1997, sheet, strip and certain related semi-finished products accounted for 82% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 18%.

  In each of 1997 and 1996, approximately 94% of the shipments of the Flat Products division and 98% and 92%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 76% of the shipments of the Flat Products division and 92% of the shipments of the Bar division in 1997 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 74% and 82% in 1996. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

  The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 24.1% of the domestic market in 1997, up from 23.3% in 1996 but below the 1984 peak of 26.4%. Many foreign producers are owned, controlled, or subsidized by their governments, allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

  Mini-mills provide significant competition in various product lines. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including the Company. Mini-mills have been adding capacity and expanding their product lines in recent years to produce larger structural products and certain flat rolled products. Thin-slab casting technologies have allowed mini-mills to enter certain sheet markets traditionally supplied by integrated producers. Several mini-mills using this advanced technology are in operation in the United States and a significant increase in modern mini-mill capacity is anticipated within the next two years.

  Certain facilities at the Indiana Harbor Works have been permanently closed and others have been shut down for temporary periods. All coke batteries were closed by year-end 1993, a year earlier than previously anticipated. An additional provision was required with respect to those closures. (See "Environment" below.) At year-end 1995 the plate mill was closed. Provisions for such closure were taken prior to and in 1991.

  For the three years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works, including shipments to affiliates of the Company, are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets.

                                                PERCENTAGE OF TOTAL TONNAGE
                                                    OF STEEL SHIPMENTS
                                               ---------------------------------
                                                 1997        1996        1995
                                               ---------   ---------   ---------
Steel Service Centers:
  Non-Affiliates..............................        25%         25%         25%
  Affiliates..................................         9          10           9
                                               ---------   ---------   ---------
                                                      34          35          34
Automotive....................................        29          27          28
Steel Converters/Processors...................        17          14          15
Appliance.....................................         9           9           8
Industrial, Electrical and Farm Machinery.....         7           8           8
Construction and Contractors' Products........         2           2           2
Other.........................................         2           5           5
                                               ---------   ---------   ---------
                                                     100%        100%        100%
                                               =========   =========   =========

  Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In 1997, approximately 43% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

  Approximately 74% of the finished steel shipped to customers during 1997 was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 10% of the total tonnage of products transported by truck in 1997.

  Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago, Illinois; Southfield, Michigan; and Nashville, Tennessee. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

  See "Product Classes" below for information relating to the percentage of consolidated net sales accounted for by certain classes of similar products of steel manufacturing operations.

Raw Materials

  The Company obtains iron ore pellets primarily from three iron ore properties, located in the United States and Canada, in which subsidiaries of the Company have varying interests -- the Empire Mine in Michigan and the Minorca Mine in Minnesota.

  During the second quarter of 1997, the Company completed the sale of its interest in the Wabush Mines located in Labrador and Quebec, Canada. The Company entered into a contract with the purchaser of such interest, effective January 1, 1997 and expiring December 31, 2006, to sell to the Company, at prices approximating market, any of the Company's iron ore pellet requirements up to one million gross tons annually not met by the Company's equity sources. See "Properties Relating to Operations--Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

  The following table shows (1) the iron ore pellets available to the Company, as of December 31, 1997, from properties of its subsidiaries and through interests in raw materials ventures; (2) 1997 and 1996 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1997 and 1996.

                                       IRON ORE
                                 TONNAGES IN THOUSANDS          % OF
                                (GROSS TONS OF PELLETS)   REQUIREMENTS (1)
                              --------------------------- -------------------
                              AVAILABLE AS OF PRODUCTION
                               DECEMBER 31,   -----------
                                  1997(2)     1997  1996    1997       1996
                              --------------- ----- ----- --------   --------
INLAND STEEL MINING COMPANY
 PROPERTY
Minorca--Virginia, MN........      57,000     2,583 2,735       35%        38%
IRON ORE VENTURES
Empire (40% owned)--Palmer,
 MI; Wabush (15.09% owned in
 1996)--Wabush, Labrador and
 Point Noire, Quebec,
 Canada(3)...................      68,000     3,389 4,034       45         55
                                  -------     ----- ----- --------   --------
    Total Iron Ore...........     125,000     5,972 6,769       80%        93%
                                  =======     ===== ===== ========   ========

--------
(1) Requirements in excess of production are purchased or taken from stockpile.
(2) Net interest in proven reserves.
(3) Wabush Mines interest sold in the second quarter of 1997 and production is not included in 1997 amounts shown above.

  All of the Company's coal requirements are satisfied from independent sources. In April 1996, the Company entered into a contract to purchase one million tons of steam coal for the period of April 1, 1996 to December 31, 1997. The Company purchased 39% of its 1997 coal requirements under such contract, representing 74% of its steam coal requirements. The balance of steam coal requirements is being met through a short-term contract. In connection with commencement of operations of the heat recovery coke battery and associated energy facility discussed below, the Company's coal fired generating station will be temporarily idled in the second quarter of 1998, thereby eliminating steam coal requirements in the interim.

  The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 1997, the PCI facility's coal needs were satisfied under a requirements contract subject to a force majeure provision. This agreement continues in 1998.

  In December 1993, the last of the Company's cokemaking facilities was permanently shut down. The Company has entered into three long-term purchase contracts, one of which requires the purchase of 1 million tons of coke between January 1, 1998 and December 31, 1999. The second contract requires the purchase of 350,000 tons of coke annually for the period January 1, 1996 through December 31, 2000 on a take-or-pay basis, with a provision allowing the Company to sell the coke to others. Both contract terms require purchases on an annualized basis at prices negotiated annually based on certain market determinants. During 1997, the Company satisfied 80% of its total coke needs under such arrangements. The remainder of its purchased coke requirements was obtained through contracts with independent domestic and foreign sources. Under the third contract, the Company has committed to purchase, for approximately 15 years, beginning approximately June 1998 when the heat recovery coke battery (discussed below) is expected to reach full production,
1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility through the tolling arrangement.

  In the 1996 fourth quarter, the Company reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO Industries for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and will operate the cokemaking portion of the project. A unit of NIPSCO Industries designed, built, financed, and will operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project. The facility is designed to be the primary coke source for the largest blast furnace at the Indiana Harbor Works and is expected to commence operations in the first quarter of 1998. The Company also advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement.

  The Company sold all of its limestone and dolomite properties in September 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Indiana Harbor Works through 2002.

  Approximately 80% of the iron ore pellets and all of the limestone received by the Company at its Indiana Harbor Works in 1997 were transported by its Great Lakes carriers. Contracts are in effect for the transportation on the Great Lakes of the remainder of its iron ore pellet requirements. Approximately 25% of the Company's coal requirements were transported in its hopper cars by unit train in 1997. The remainder of the Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 25% of the Company's coke requirements in 1997 were transported in its own hopper cars, 47% in leased hopper cars, 8% in independent carrier-owned hopper cars, and 20% in independent carrier-owned river barges.

  See "Energy" below for further information relating to the use of coal in the operations of the Company.

PRODUCT CLASSES

  The following table sets forth the percentage of consolidated net sales, for the three years indicated, contributed by each class of similar products of the Company that accounted for 10% or more of consolidated net sales in such time period. The data includes sales to affiliates of the Company.

                                                                 1997  1996  1995
                                                                 ----  ----  ----
      Sheet and Strip...........................................  81%   81%   82%
      Bar.......................................................  19    19    18
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  Sales to General Motors Corporation approximated less than 10% of consolidated net sales in each of 1997 and 1996 and 10% in 1995. No other customer accounted for more than 10% of the consolidated net sales of the Company during any of these years.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

  In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1997, are set forth below. Net capital additions during such period aggregated $417.9 million.

                                                DOLLARS IN MILLIONS
                                   ---------------------------------------------
                                             RETIREMENTS             NET CAPITAL
                                   ADDITIONS  OR SALES   ADJUSTMENTS  ADDITIONS
                                   --------- ----------- ----------- -----------
      1997........................  $ 98.4     $ 40.8       $ 6.1      $ 63.7
      1996........................   155.8        8.5         5.6       152.9
      1995........................   113.9       36.7         1.5        78.7
      1994........................   223.7       47.8         2.0       177.9
      1993........................    86.1      140.2        (1.2)      (55.3)

  In recent years, the Company's largest capital improvement projects at the Indiana Harbor Works have emphasized reducing costs and improving quality in the steel-processing sequence of the Company. The Company and its subsidiaries made capital expenditures of $98 million in 1997. Such expenditures principally related to the purchase of new machinery and equipment to maintain or improve operations at the Indiana Harbor Works.

  In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,500,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility is located near New Carlisle, Indiana. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

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

  Further information regarding the I/N Tek and I/N Kote joint venture projects will be set forth under the caption "Certain Relationships and Related Transactions--Joint Ventures" in Industries' definitive Proxy Statement which will be furnished to stockholders of Industries in connection with its Annual Meeting scheduled to be held on May 27, 1998.

  The amount budgeted for 1998 capital expenditures by the Company and its subsidiaries is approximately $110 million. It is anticipated that capital expenditures will be funded from cash generated by operations and advances from and capital contributions by Industries. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

  The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1997 was approximately 8,900. At year-end, approximately 6,900 employees were represented by the United Steelworkers of America, of whom approximately 470 were on furlough or indefinite layoff. Total employment costs decreased from $649 million in 1996 to $642 million in 1997, as lower employee benefit costs were in part offset by higher profit sharing provisions.

  Beginning in 1991, the Company embarked upon a major turnaround strategy, with the assistance of an outside consulting firm, to significantly reduce costs, increase revenues and improve asset utilization at the Company. With the closure of the plate operations at year-end 1995, the Company completed the workforce reduction program which was part of the turnaround strategy, reducing employment by 25%.

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

  By year-end 1993, the last of the Company's cokemaking facilities was permanently shut down. The Company has entered into three long-term contracts to satisfy the majority of its coke needs. In November 1996, the Company reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO for a heat recovery coke battery. (See "Raw Materials" above.) In addition, the Company participates in a joint venture that has constructed and is operating a pulverized coal injection facility for blast furnace application, reducing the Company's coke needs by approximately 25%.

  Capital spending for pollution control projects totaled $7 million in 1997 and $19 million in 1996. Another $46 million was spent in 1997 to operate and maintain such equipment, versus $44 million a year earlier. During the five years ended December 31, 1997, the Company has spent $279 million to construct, operate and maintain environmental control equipment at its various locations.

  Environmental projects previously authorized and presently under consideration, including those designed to comply with the 1990 Clean Air Act Amendments, but excluding any amounts that would be required under the consent decree settling the 1990 EPA lawsuit, will require capital expenditures of approximately $4 million in 1998. It is anticipated that the Company will make annual capital expenditures of $2 million to $5 million in each of the four years thereafter. In addition, the Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of the Company.

  See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which the Company is involved.

ENERGY

  Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 76% of the energy consumed by the Company at the Indiana Harbor Works in 1997.

  Natural gas and fuel oil supplied approximately 22% of the energy requirements of the Indiana Harbor Works in 1997 and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility (see "Environment" above) has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

  The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1997, the Company produced approximately 59% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

  A subsidiary of NIPSCO has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine on such land. Pursuant to a 15-year toll-charge contract between the Company and the NIPSCO subsidiary, the turbine facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. During 1997, this facility produced 60% of the purchased electricity requirements of the Indiana Harbor Works.

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

  See "Operations--Raw Materials" in Item 1 above for information relating to the Sun and NIPSCO projects.

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

 Iron Ore

  The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                   ANNUAL
                                                             PRODUCTION CAPACITY
                                                              (IN THOUSANDS OF
                                                                GROSS TONS OF
      PROPERTY                                LOCATION            PELLETS)
      --------                                --------       -------------------
      Empire Mine....................... Palmer, Michigan           8,100
      Minorca Mine...................... Virginia, Minnesota        2,700

  The Empire Mine is operated by the Empire Iron Mining Partnership, in which the Company has a 40% interest. The Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota. During the second quarter 1997, the Company completed the sale of its 15% interest in the Wabash Mines.

  The reserves at the Empire Mine and Minorca Mine are held under leases expiring, or expected at current production rates to expire, between 2012 and 2040. Substantially all of the reserves at Butler Taconite are held under leases. The Company's share of the production capacity of its interests in such iron ore properties is sufficient to provide the majority of its present and anticipated iron ore pellet requirements. Any remaining requirements have been and are expected to continue to be readily available from independent sources.

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

ITEM 3. LEGAL PROCEEDINGS.

  On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree includes a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. The Company's reserve for environmental liabilities in connection with the consent decree totaled $25 million at year-end 1997. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site (including stabilization measures), evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

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

  On March 29, 1996, the EPA filed a lawsuit against the Company in the U.S. District Court for the Northern District of Indiana for alleged violations of effluent limits contained in its National Pollution Discharge Elimination Systems ("NPDES") permit and for the alleged discharge of pollutants without the authorization of an NPDES permit. On December 17, 1997, the Court entered a consent decree that resolved all matters raised by this lawsuit. The consent decree includes a $150,000 cash fine and an environmentally beneficial project at the Indiana Harbor Works costing approximately $350,000.

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

  The Company received a Special Notice of Potential Liability ("Special Notice") from Indiana Department of Environmental Management ("IDEM") on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that the Company may be a PRP and that the Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, the Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which the Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $300,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. The Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect the Company's financial position or results of operations.

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

  The Company reported net income of $54.8 million in 1997 as compared with a net loss of $17.9 million in 1996. Included in the 1996 loss was an extraordinary after-tax loss of approximately $8.8 million, $13.6 million before income taxes, as a result of the following two redemptions. During the 1996 third quarter, the Company made a tender offer for the repurchase of the entire $125 million principal amount of its Series T First Mortgage Bonds outstanding, of which $98.7 million was tendered. The Company also refinanced $38 million of 10 percent pollution control bonds with bonds bearing a rate of
7.25 percent.

  The following table summarizes selected earnings and other data:

                                                                1997     1996
                                                              -------- --------
                                                              DOLLARS AND TONS
                                                                 IN MILLIONS
      Net sales.............................................. $2,467.5 $2,397.3
      Operating profit.......................................    143.8     48.0
      Net income (loss)......................................     54.8    (17.9)
      Net tons shipped.......................................      5.3      5.1

  The Company reported markedly improved operating profit of $143.8 million in 1997 as compared with $48 million in 1996. The major factors in the year-to-year improvement were an improved cost structure and higher volume. Net sales increased 3 percent due entirely to an increase in the volume of steel mill products shipped as average selling price remained virtually unchanged. Operating profit was negatively impacted in 1997 by $1 million, representing the net effect of a $10 million adjustment to provisions for previously discontinued raw material operations primarily related to retiree health care and other benefit costs, which was offset in part by a $9 million gain on the sale of the Company's interest in the Wabush iron ore property. Operating profit was negatively impacted in 1996 by a $26 million salaried workforce reduction provision.

  The Company continued to effect improvements in operations during 1997 as it did during 1996. Raw steel tons produced increased to 5.8 million tons in 1997 from 5.5 million tons in 1996 reflecting the 4.9 percentage point year-over-year improvement in capability utilization. The Company operated at 97 percent of its raw steelmaking capability in 1997 as compared with 92 percent in 1996. Increases were also achieved in both the percentage of raw steel that was produced into prime product and in prime product shipments. The combined effect of these improvements, as well as productivity and other cost improvements, resulted in the enhanced operating performance compared with 1996.

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

  In the 1996 fourth quarter, the Company reached an agreement with Sun Coal and Coke Company and a unit of NIPSCO Industries for a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, to be located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and will operate the cokemaking portion of the project. A unit of NIPSCO Industries designed, built, financed, and will operate the portion of the project which will clean the coke plant's flue gas and convert the heat into steam and electricity. Sun, the NIPSCO unit and other third parties will invest approximately $350 million in the project. The Company has committed to purchase, for approximately 15 years, beginning approximately June 1998 when the facility is expected to reach full production, 1.2 million tons of coke annually from the facility on a take-or-pay basis, as well as energy produced by the facility through a tolling arrangement. The facility is designed to be the primary coke source for the largest blast furnace at the Indiana Harbor Works and is expected to commence operations in the first quarter of 1998. The Company also advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement.

RECENT DEVELOPMENTS

  On March 17, 1998, Industries announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire the Company for a total transaction value of approximately $1.43 billion. The agreement has been approved by the Boards of Directors of both Industries and Ispat. As part of the $1.43 billion transaction, Ispat will: i) pay $650 million in cash for the common stock of the Company held by Industries; ii) pay $238.2 million for the preferred stock of the Company held by Industries;
iii) repay the intercompany debt of the Company owed to Industries, which at December 31, 1997, was $230.7 million; and iv) assume debt owed to third parties of approximately $307.9 million. The sale is subject to a definitive agreement, antitrust clearance, other closing conditions, and the need to give the United Steelworkers of America the opportunity to make an offer to purchase the Company. It is anticipated that the transaction will close in the third quarter of 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Report of Independent Accountants dated February 18, 1998, are set forth on pages F-2 to F-19 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales and earnings information for 1997 and 1996 is set forth in Note 15 of Notes to Consolidated Financial Statements (contained herein), which is hereby incorporated by reference into this Item.

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

      Report of Independent Accountants.

              Consolidated Statements of Operations and Reinvested Earnings for the three years ended December 31, 1997.

              Consolidated Statement of Cash Flows for the three years ended December 31, 1997.

              Consolidated Balance Sheet at December 31, 1997 and 1996.

              Schedules to Consolidated Financial Statements at December 31, 1997 and 1996, relating to:

                 Property, Plant and Equipment.

                 Long-Term Debt.

              Statement of Accounting and Financial Policies.

              Notes to Consolidated Financial Statements.

              Financial Statement Schedule II (Reserves) for the three years ended December 31, 1997.

    2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

  (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Inland Steel Company

                                                     Robert J. Darnall
Date: March 30, 1998                      By: _________________________________
                                                     Robert J. Darnall
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                           TITLE                          DATE
              ---------                           -----                          ----


          Robert J. Darnall            Chairman and Chief Executive         March 30, 1998
 ____________________________________      Officer and Director
          Robert J. Darnall           (Principal Executive Officer)

           Cynthia C. Heath              Vice President--Finance            March 30, 1998
 ____________________________________      and Purchasing, and
           Cynthia C. Heath                     Controller
                                      (Principal Financial Officer)


           A. Robert Abboud                      Director

          James A. Henderson                     Director

          Robert B. McKersie                     Director


            Leo F. Mullin                        Director
                                                           By: Cynthia C. Heath
                                                           -------------------------------
                                                             Cynthia C. Heath
                                                             Attorney-in-fact
                                                              March 30, 1998

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

           Nancy H. Teeters                      Director

           Arnold R. Weber                       Director

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                                   ITEM                                    PAGE
                                   ----                                    ----
Report of Independent Accountants......................................... F-2
Consolidated Statements of Operations and Reinvested Earnings for the
 three years ended December 31, 1997...................................... F-3
Consolidated Statement of Cash Flows for the three years ended December
 31, 1997................................................................. F-4
Consolidated Balance Sheet at December 31, 1997 and 1996.................. F-5
Schedules to Consolidated Financial Statements at December 31, 1997 and
 1996, relating to Property, Plant and Equipment, and Long-Term Debt...... F-6
Statement of Accounting and Financial Policies............................ F-7
Notes to Consolidated Financial Statements................................ F-8
Financial Statement Schedule II (Reserves) for the three years ended
 December 31, 1997........................................................ F-19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Inland Steel Company

  In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Inland Steel Company (a wholly owned subsidiary of Inland Steel Industries, Inc.) and Subsidiary Companies at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP

Chicago, Illinois
February 18, 1998, except as to Note 16, which is as of March 17, 1998

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                 YEARS ENDED DECEMBER 31
                                                ------------------------------
                                                  1997      1996        1995
                                                --------  --------    --------
                                                   DOLLARS IN MILLIONS
CONSOLIDATED STATEMENT OF OPERATIONS
  Net sales.................................... $2,467.5  $2,397.3    $2,513.3
                                                --------  --------    --------
  Operating costs and expenses:
    Cost of goods sold (excluding
     depreciation).............................  2,089.7   2,105.3     2,112.9
    Selling, general and administrative
     expenses..................................     40.5      42.3        42.9
    Depreciation...............................    133.0     124.6       121.2
    State, local and miscellaneous taxes.......     60.5      50.8        54.6
    Workforce reduction provision (Note 7).....      --       26.3         --
                                                --------  --------    --------
      Total....................................  2,323.7   2,349.3     2,331.6
                                                --------  --------    --------
  Operating profit ............................    143.8      48.0       181.7
  Other expense:
    General corporate expense, net of income
     items.....................................     14.7      12.4        17.8
    Interest and other expense on debt.........     40.6      48.2        52.6
                                                --------  --------    --------
  Income (loss) before income taxes and
   extraordinary loss..........................     88.5     (12.6)      111.3
  Provision for income taxes (Note 9)..........     33.7       3.5Cr.     42.2
                                                --------  --------    --------
  Income (loss) before extraordinary loss......     54.8      (9.1)       69.1
  Extraordinary loss on early retirement of
   debt........................................      --       (8.8)        --
                                                --------  --------    --------
      Net income (loss)........................ $   54.8  $  (17.9)   $   69.1
                                                ========  ========    ========
  Cr. = Credit
CONSOLIDATED STATEMENT OF
REINVESTED EARNINGS
  Accumulated deficit at beginning of year..... $ (983.7) $ (949.5)   $ (992.7)
  Net income (loss) for the year...............     54.8     (17.9)       69.1
  Impact of pension plan split (Note 8)........      --        9.5         --
  Preferred dividends declared.................    (25.9)    (25.8)      (25.9)
                                                --------  --------    --------
  Accumulated deficit at end of year........... $ (954.8) $ (983.7)   $ (949.5)
                                                ========  ========    ========


                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                INCREASE (DECREASE) IN CASH
                                                  YEARS ENDED DECEMBER 31
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                    DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income (loss)........................... $    54.8  $   (17.9) $    69.1
                                               ---------  ---------  ---------
  Adjustments to reconcile net income (loss)
   to net cash provided from operating
   activities:
    Depreciation..............................     133.0      124.6      121.2
    Deferred employee benefit cost............     (15.8)      18.1     (109.4)
    Deferred income taxes.....................      47.2       19.3       72.7
    Workforce reduction provision.............       --        26.3        --
    Cokemaking project advance................     (30.0)       --         --
    Gain on sale of Wabush Mines (Note 11)....      (9.0)       --         --
    Change in:
      Receivables.............................       6.4       15.7       33.1
      Inventories.............................     (18.5)      16.6      (41.7)
      Accounts payable........................      21.2       (5.7)     (18.1)
      Payables to related companies (other)...      (3.9)       (.4)      (3.6)
      Receivables from related companies
       (other)................................      (5.8)       --         --
      Accrued salaries and wages..............        .5      (11.7)      (3.3)
      Other accrued liabilities...............       (.7)     (22.7)      26.7
    Other items...............................     (44.3)     (40.7)     (26.8)
                                               ---------  ---------  ---------
      Net adjustments.........................      80.3      139.4       50.8
                                               ---------  ---------  ---------
      Net cash provided from operating
       activities.............................     135.1      121.5      119.9
                                               ---------  ---------  ---------
INVESTING ACTIVITIES
  Capital expenditures........................     (98.4)    (155.8)    (113.9)
  Investments in and advances to joint
   ventures, net..............................      23.4       23.4       26.5
  Proceeds from sales of assets...............      16.1        3.9        1.7
                                               ---------  ---------  ---------
      Net cash used for investing activities..     (58.9)    (128.5)     (85.7)
                                               ---------  ---------  ---------
FINANCING ACTIVITIES
  Long-term debt issued.......................      51.3       42.2       16.8
  Long-term debt retired......................     (59.8)    (144.5)     (23.5)
  Change in notes payable to related
   companies..................................     (41.8)     135.1       (1.6)
  Dividends paid..............................     (25.9)     (25.8)     (25.9)
                                               ---------  ---------  ---------
      Net cash provided from (used for)
       financing activities...................     (76.2)       7.0      (34.2)
                                               ---------  ---------  ---------
  Net change in cash and cash equivalents.....       --         --         --
  Cash and cash equivalents--beginning of
   year.......................................       --         --         --
                                               ---------  ---------  ---------
  Cash and cash equivalents--end of year...... $     --   $     --   $     --
                                               =========  =========  =========
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the year for:
    Interest (net of amount capitalized)...... $    40.3  $    47.3  $    50.7
    Income taxes, net.........................     (11.7)     (30.3)     (30.4)

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              AT DECEMBER 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                DOLLARS IN
                                                                 MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents................................  $    --   $    --
  Receivables less provision for allowances, claims and
   doubtful accounts of $16.1 and $17.9, respectively......     219.2     225.6
  Receivables from related companies.......................       5.8       --
  Inventories (Note 1).....................................     200.5     182.0
  Deferred income taxes (Note 9)...........................      24.9      18.6
                                                             --------  --------
      Total current assets.................................     450.4     426.2
Investments in and advances to joint ventures..............     234.0     221.4
Property, plant and equipment, at cost, less accumulated
 depreciation (see details page F-6).......................   1,340.4   1,368.7
Prepaid pension cost (Note 8)..............................      60.5      38.5
Deferred income taxes (Note 9).............................     194.9     248.4
Deferred charges and other assets..........................      52.9      19.6
                                                             --------  --------
      Total assets.........................................  $2,333.1  $2,322.8
                                                             ========  ========
LIABILITIES
Current liabilities:
  Accounts payable.........................................  $  238.9  $  217.7
  Payables to related companies:
    Notes..................................................     230.7     272.5
    Other..................................................       --        3.9
  Accrued liabilities:
    Salaries, wages and commissions........................      53.2      52.7
    Taxes..................................................      74.3      69.2
    Interest on debt.......................................       5.2       5.3
    Terminated facilities costs and other (Note 7).........       9.6      15.3
  Long-term debt due within one year.......................      45.9       7.7
                                                             --------  --------
      Total current liabilities............................     657.8     644.3
Long-term debt (see details page F-6 and Note 3)...........     262.0     307.9
Allowance for terminated facilities costs and other (Note
 7)........................................................      49.6      40.9
Deferred employee benefits (Note 8)........................   1,116.3   1,110.1
Deferred income and other..................................       7.7       8.8
                                                             --------  --------
      Total liabilities....................................   2,093.4   2,112.0
                                                             --------  --------
STOCKHOLDER'S EQUITY
Preferred stock, $1.00 par value, 500 shares authorized for
 all series, 110 shares issued and outstanding, aggregate
 liquidation value $238.2 (Note 4).........................       --        --
Common stock, 2,000 shares, $1.00 par value, authorized,
 980 shares issued and outstanding.........................       --        --
Additional paid-in capital.................................   1,194.5   1,194.5
Accumulated deficit........................................    (954.8)   (983.7)
                                                             --------  --------
      Total stockholder's equity...........................     239.7     210.8
                                                             --------  --------
      Total liabilities and stockholder's equity...........  $2,333.1  $2,322.8
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                 SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               AT DECEMBER 31
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                                 DOLLARS IN
                                                                  MILLIONS
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral properties............. $  123.9 $  123.6
  Buildings, machinery and equipment.........................  3,776.3  3,713.7
  Transportation equipment...................................    138.2    137.4
  Property under capital leases--primarily machinery and
   equipment.................................................     36.7     36.7
                                                              -------- --------
      Total..................................................  4,075.1  4,011.4
  Less--
  Accumulated depreciation...................................  2,598.6  2,506.8
  Accumulated depreciation--capital leases...................     35.4     35.2
  Allowance for retirements and terminated facilities........    100.7    100.7
                                                              -------- --------
      Net.................................................... $1,340.4 $1,368.7
                                                              ======== ========
LONG-TERM DEBT:
  First Mortgage Bonds:
    Series R, 7.9% due January 15, 2007...................... $   61.4 $   72.0
    Series T, 12% due December 1, 1998.......................      --      26.3
    Pollution Control Series 1977, 5 3/4% due February 1,
     2007....................................................     25.5     26.5
    Pollution Control Series 1978, 6 1/2%....................      --      52.0
    Pollution Control Series 1993, 6.8% due June 1, 2013.....     40.0     40.0
    Pollution Control Series 1995, 6.85% due December 1,
     2012....................................................     17.0     17.0
                                                              -------- --------
      Total First Mortgage Bonds.............................    143.9    233.8
  Obligations for Industrial Development Revenue Bonds:
    Pollution Control Project No. 2, 5.9% due August 1, 1998.      --       5.0
    Pollution Control Project No. 3, 6 1/4% due April 1,
     1999....................................................      3.0      6.0
    Pollution Control Project No. 11, 7 1/8% due June 1,
     2007....................................................     20.0     20.0
    Pollution Control Project No. 13, 7 1/4% due November 1,
     2011....................................................     38.0     38.0
    Exempt Facilities Project No. 14, 6.7% due November 1,
     2012....................................................      5.1      5.1
    Exempt Facilities Project No. 15, 5 3/4% due October 1,
     2011....................................................     52.0      --
                                                              -------- --------
      Total long-term debt................................... $  262.0 $  307.9
                                                              ======== ========

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

STOCK BASED COMPENSATION

  Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, which participates in Industries' stock compensation plans, has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Industries' stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of Industries' stock at the end of the period.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 1/INVENTORIES

  Inventories were classified on December 31 as follows:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                   DOLLARS IN
                                                                    MILLIONS
      In process and finished steel.............................. $120.9 $106.5
                                                                  ------ ------
      Raw materials and supplies:
        Iron ore.................................................   39.7   42.4
        Scrap and other raw materials............................   23.7   16.4
        Supplies.................................................   16.2   16.7
                                                                  ------ ------
                                                                    79.6   75.5
                                                                  ------ ------
          Total.................................................. $200.5 $182.0
                                                                  ====== ======

  Replacement costs for the LIFO inventories exceeded LIFO values by approximately $274 million and $279 million on December 31, 1997 and 1996, respectively. The effect on cost of goods sold of LIFO liquidations in each of the three years ended December 31, 1997 was not material.

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

NOTE 3/LONG-TERM DEBT

  The outstanding First Mortgage Bonds of Inland Steel Company are the obligation solely of the Company and have not been guaranteed or assumed by, or otherwise become the obligation of Industries or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a net book value of approximately $1.0 billion on December 31, 1997.

  During the 1997 fourth quarter, the Company refinanced $52 million of 6.5% pollution control revenue bonds with 5.75% tax-exempt refunding bonds.

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  During the third quarter of 1995, the Company refinanced $17 million of 10.75% pollution control revenue bonds with bonds bearing an interest rate of 6.85%.

  Maturities of long-term debt and capitalized lease obligations due within five years are: $45.9 million in 1998, $4.0 million in 1999, $6.3 million in 2000, $6.3 million in 2001, and $6.3 million in 2002. See Note 12 regarding commitments and contingencies for other scheduled payments.

  Interest cost incurred by the Company totaled $42.3 million in 1997, $50.7 million in 1996, and $54.4 million in 1995. Included in these totals is capitalized interest of $1.7 million in 1997, $2.5 million in 1996, and $1.8 million in 1995.

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

  Cash dividends on Series C Preferred Stock, 50 shares issued and outstanding, are cumulative and payable quarterly at an annual rate of $360,000 per share. The shares have a liquidation value of $3,000,000 per share plus any accrued and unpaid dividends. The shares are redeemable at the Company's option at a price (plus accrued and unpaid dividends) declining from $3,252,000 for the one-year period commencing December 1, 1997 to $3,000,000 beginning December 1, 2011. The Series C Preferred Stock is also exchangeable at the Company's option on any dividend payment date for the Company's 12% subordinated debentures due December 1, 2016, at a rate of $3,000,000 principal amount of debentures for each share of Series C Preferred Stock.

NOTE 5/STOCK OPTION PLANS

  The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            1997   1996   1995
                                                            ----- ------  -----
                                                                DOLLARS IN
                                                                 MILLIONS
      Net income (loss)--as reported....................... $54.8 $(17.9) $69.1
      Net income (loss)--pro forma.........................  52.9  (20.0)  68.5

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


  The fair value of each option grant of Industries stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.00%; expected volatility of 32.67%; risk-free interest rate of 6.63%; and expected term of 5 years.

  Company employees participate in the Industries employee stock purchase plan where employees have the opportunity to sign up twice a year to purchase stock at the end of each six month period at a price that is 90 percent of the fair market value price on the last day of the period. In 1997, 1996 and 1995, Company employees received Industries stock with a total value that was approximately $80,000, $90,000 and $90,000, respectively, greater than the price paid for the stock issued.

NOTE 6/DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 Derivatives

  The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies. Gains and losses associated with these hedging transactions become part of the cost of the item being hedged. At no time during 1997, 1996 or 1995 were such hedging transactions material.

 Long-term debt

  The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $328 million at December 31, 1997 and $322 million at December 31, 1996 as compared with the carrying value of $308 million and $316 million included in the balance sheet at year-end 1997 and 1996, respectively.

NOTE 7/PROVISIONS FOR RESTRUCTURING

  In the fourth quarter of 1997, the Company recorded a charge of $10 million relating to additional restructuring provisions for previously discontinued raw material operations primarily related to retiree health care and other benefit costs.

  At year-end 1996, the Company recorded a charge of $26 million for provisions related to pensions, health care, and severance costs resulting from a salaried workforce reduction plan.

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

  With the closure of the plate operation, the Company completed the workforce reduction program announced in 1991. A final computation of the employee benefit costs required for the 1991 program resulted in

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

unused reserves due to differences between the actual makeup of the population leaving the Company under this program and the projections used in 1991. The Company, therefore, reversed $65 million of unused reserves from the balance sheet and recorded a corresponding credit to income in the third quarter of 1995.

  During the 1995 third quarter, the Company also increased reserves by $7 million for additional benefit costs at a closed iron ore mining facility and by $2 million for a further writedown of non-operating assets of the former construction business. Reserves relating to environmental matters were increased by $7 million.

  The Company has taken initiatives to reduce its production costs by shutdown of certain Indiana Harbor Works facilities and raw materials operations. Reserve balances related to provisions for these shutdowns, which include long-term liabilities for mine reclamation costs and employee benefits, totaled $129.5 million, $131.6 million and $135.9 million at December 31, 1997, 1996 and 1995, respectively.

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

  The funded status of the Industries pension plan (excluding Ryerson Tull, Inc.) as of September 30, 1997 and 1996 were as follows:

                                                                           SEPTEMBER 30
                                                                           -------------
                                                                            1997   1996
                                                                           ------ ------
                                                                            DOLLARS IN
                                                                             MILLIONS
      Fair value of plan assets..........................................  $1,991 $1,729
                                                                           ------ ------
      Actuarial present value of benefits for service rendered to date:
        Accumulated Benefit Obligation based on compensation to date.....   1,894  1,746
        Additional benefits based on estimated future compensation levels      73    105
                                                                           ------ ------
        Projected Benefit Obligation.....................................   1,967  1,851
                                                                           ------ ------
      Plan assets in excess of (shortfall to) Projected Benefit
       Obligation........................................................  $   24 $ (122)
                                                                           ====== ======

  In 1996, Industries recorded an additional minimum pension liability of $76.3 million representing the excess of the unfunded Accumulated Benefit Obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability as prescribed.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


  The calculation of benefit obligations was based on a discount (settlement) rate of 7.5% in 1997 and 8.0% in 1996; a rate of compensation increase of 4.0% in both 1997 and 1996; and a rate of return on plan assets of 9.5% in both 1997 and 1996.

  Pension cost for the Company for 1997, 1996 and 1995 was $7.3 million, $4.1 million and $9.3 million, respectively. In 1997 and 1995, the Company paid $29.3 million and $86.0 million, respectively, to Industries for its share of a contribution to the Industries Pension Trust.

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

  The amount of net periodic postretirement benefit cost for 1997, 1996 and 1995 is composed of the following:

                                                                1997  1996  1995
                                                                ----  ----  ----
                                                                  DOLLARS IN
                                                                   MILLIONS
      Service cost............................................. $ 10  $ 10  $  9
      Interest cost............................................   62    66    68
      Net amortization and deferral............................  (15)  (11)  (20)
                                                                ----  ----  ----
          Total net periodic postretirement benefit cost....... $ 57  $ 65  $ 57
                                                                ====  ====  ====

  The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                SEPTEMBER 30
                                                                -------------
                                                                 1997   1996
                                                                ------ ------
                                                                 DOLLARS IN
                                                                  MILLIONS
      Accumulated postretirement benefit obligation
       attributable to:
        Retirees............................................... $  538 $  479
        Fully eligible plan participants.......................     87     77
        Other active plan participants.........................    265    236
                                                                ------ ------
      Accumulated postretirement benefit obligation............    890    792
        Unrecognized net gain..................................    179    255
        Unrecognized prior service credit......................     35     42
                                                                ------ ------
      Accrued postretirement benefit obligation................  1,104  1,089
      Expense, net of benefits provided, October through
       December................................................      4      8
      Workforce reduction provision............................    --       4
                                                                ------ ------
      Accrued postretirement benefit obligations at December
       31...................................................... $1,108 $1,101
                                                                ====== ======

  Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


  The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

                                                                       SEPTEMBER
                                                                          30
                                                                       ---------
                                                                       1997 1996
                                                                       ---- ----
      Discount rate................................................... 7.5% 8.0%
      Rate of compensation increase................................... 4.0% 4.0%
      Medical cost trend rate......................................... 4.5% 4.5%

  A one percentage point increase in the assumed health care cost trend rates for each future year increases the sum of the service cost and interest cost components of the annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of September 30, 1997 by $9 million and $106 million, respectively.

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

  The elements of the provisions for income taxes for each of the three years indicated below were as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31
                                                     -----------------------
                                                     1997     1996     1995
                                                     -----    -----    -----
                                                        DOLLARS IN
                                                         MILLIONS
      Current income taxes:
        Federal..................................... $13.8Cr. $27.8Cr. $30.7Cr.
        State and foreign...........................    .3       .2       .1
                                                     -----    -----    -----
                                                      13.5Cr.  27.6Cr.  30.6Cr.
      Deferred income taxes.........................  47.2     24.1     72.8
                                                     -----    -----    -----
        Total tax expense or benefit                 $33.7    $ 3.5Cr. $42.2
                                                     =====    =====    =====

--------
Cr. = Credit

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


  The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                                  DECEMBER 31
                                                                  ------------
                                                                  1997   1996
                                                                  -----  -----
                                                                  DOLLARS IN
                                                                   MILLIONS
      Deferred tax assets (excluding postretirement benefits
       other than pensions):
        Net operating loss and tax credit carryforwards.......... $ 274  $ 282
        Restructuring and termination reserves...................    29     24
        Other deductible temporary differences...................    43     81
        Less: Valuation allowances...............................    (3)    (3)
                                                                  -----  -----
                                                                    343    384
                                                                  -----  -----
      Deferred tax liabilities:
        Fixed asset basis difference.............................   458    442
        Other taxable temporary differences......................    61     64
                                                                  -----  -----
                                                                    519    506
                                                                  -----  -----
          Net deferred liability excluding postretirement
           benefits other than pensions..........................  (176)  (122)
      FASB Statement No. 106 impact (postretirement benefits
       other than pensions)......................................   396    389
                                                                  -----  -----
          Net deferred asset..................................... $ 220  $ 267
                                                                  =====  =====

  For tax purposes, the Company had available, at December 31, 1997, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $651 million which will expire as follows: $214 million in 2006, $265 million in 2007, $109 million in 2008, $6 million in 2009 and $57 million in 2011. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $6 million, which expire during the years 1998 through 2006. A valuation allowance has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $41 million, which may be used indefinitely to reduce regular federal income taxes.

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

  Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992 as a cumulative effect charge in 1992. At December 31, 1997, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $396 million. To the extent that future annual charges under FASB Statement No. 106 continue to exceed

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

  The Industries group operates in a highly cyclical industry and consequently has had a history of generating and then fully utilizing significant amounts of NOL carryforwards. During the years 1986 through 1989, the Industries group utilized approximately $600 million of NOL carry forwards and for the years 1995 and 1997 in total utilized approximately $283 million of NOL carryforwards.

  Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the federal corporate tax rate as follows:

                                                        YEARS ENDED
                                                        DECEMBER 31
                                                      ----------------------
                                                      1997     1996    1995
                                                      -----    ----    -----
                                                         DOLLARS IN
                                                          MILLIONS
      Federal income tax expense or benefit computed
       at statutory tax rate of 35%.................  $31.0    $4.4Cr. $38.9
      Additional taxes or credits from:
        State and local income taxes, net of federal
         income tax effect..........................    5.6     1.3      5.3
        Percentage depletion........................    3.0Cr.  2.8Cr.   2.9Cr.
        All other, net..............................     .1     2.4       .9
                                                      -----    ----    -----
          Total income tax expense or benefit.......  $33.7    $3.5Cr. $42.2
                                                      =====    ====    =====

--------
Cr. = Credit

NOTE 10/I/N TEK AND I/N KOTE JOINT VENTURES

  I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $149.2 million, $144.8 million and $147.5 million in 1997, 1996 and 1995, respectively, for such tolling services. Industries and NSC each have guaranteed a portion of long-term financing of I/N Tek. At December 31, 1997, Industries' share of such guaranty amounted to $116 million.

  The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $376 million outstanding under its long-term financing agreement at December 31, 1997. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $320.6 million in 1997, $314.9 million in 1996 and $303.7 million in 1995. At year-end 1997 and 1996, I/N Kote owed the Company $12.8 million and $18.4 million, respectively, related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1997, 1996 and 1995, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $22.1 million in 1997, $24.5 million in 1996 and $32.6 million in 1995. The Company sells all I/N Kote products that are distributed in North America.

NOTE 11/INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 15% interest in Wabush Mines in 1996 and 1995 and 12-1/2% interest in Walbridge Electrogalvanizing Company. I/N Tek and I/N Kote are joint ventures with NSC (see Note 10). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. steel companies. In 1997, the Company sold its interest in Wabush Mines, resulting in a $9 million pretax gain. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                     1997     1996     1995
                                                   -------- -------- --------
                                                      DOLLARS IN MILLIONS
      Results of Operations for the Year Ended
       December 31:
        Gross revenue............................. $1,112.9 $1,207.7 $1,183.1
        Costs and expenses........................    998.7  1,131.7  1,100.8
                                                   -------- -------- --------
        Net income................................ $  114.2 $   76.0 $   82.3
                                                   ======== ======== ========
      Financial Position at December 31:
        Current assets............................ $  229.9 $  264.0 $  269.1
        Total assets..............................  1,385.8  1,789.7  1,838.5
        Current liabilities.......................    211.6    229.2    253.5
        Total liabilities.........................  1,000.3  1,401.2  1,457.9
        Net assets................................    385.5    388.5    380.6

NOTE 12/COMMITMENTS AND CONTINGENCIES

  At year-end 1997, the Company guaranteed $18.3 million of long-term debt attributable to a subsidiary's interest in PCI Associates.

  As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


  The Company and its subsidiaries have various operating leases for which future minimum lease payments are estimated to total $80.1 million through 2022, including approximately $16.1 million in 1998, $12.6 million in 1999, $10.1 million in 2000, $9.1 million in 2001, and $8.7 million in 2002.

  It is anticipated that the Company will make capital expenditures of $2 million to $5 million annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 million to $50 million for the operation, of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1997, the Company's reserves for environmental liabilities totaled $25 million, $19 million of which related to the sediment remediation under the 1993 EPA consent decree.

  The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, approximated $22 million at year-end 1997.

NOTE 13/RELATED PARTY TRANSACTIONS

  Industries has established procedures for charging its administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for 1997, 1996 and 1995 totaled $13.7 million, $16.4 million and $17.6 million, respectively.

  There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For 1997, 1996 and 1995, the Company's net interest expense to companies within the Industries group totaled $18.4 million, $17.6 million and $14.4 million, respectively.

  The Company sells to and purchases products from related companies at prevailing market prices. These transactions for the indicated years, except those with I/N Kote (see Note 10), are summarized as follows:

                                                             1997   1996   1995
                                                            ------ ------ ------
                                                            DOLLARS IN MILLIONS
      Net product sales.................................... $208.4 $204.3 $196.5
      Net product purchases................................   16.2   19.0   19.9

NOTE 14/CONCENTRATION OF CREDIT RISK

  The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. Approximately 78% of the sales were to customers in five mid-American states, and 94% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

  Sales to General Motors Corporation approximated 10% of consolidated net sales in 1995. No other customer, except I/N Kote (see Note 10), accounted for more than 10% of the consolidated net sales of the Company during any of the three years ended December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


NOTE 15/CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                             1997
                                               ------------------------------------
                                                FIRST   SECOND    THIRD    FOURTH
      DOLLARS IN MILLIONS                      QUARTER  QUARTER  QUARTER  QUARTER*
      -------------------                      -------  -------  -------  ---------
      Net sales............................... $606.6   $643.8   $615.7    $601.4
      Gross profit............................   50.5     51.6     50.1      28.7
      Net income..............................   13.7     21.0     18.2       1.9
                                                             1996
                                               ------------------------------------
                                                FIRST   SECOND    THIRD    FOURTH
      DOLLARS IN MILLIONS                      QUARTER  QUARTER  QUARTER  QUARTER**
      -------------------                      -------  -------  -------  ---------
      Net sales............................... $615.7   $604.9   $574.9    $601.8
      Gross profit............................   23.4     23.6     38.2       8.9
      Net loss................................   (2.1)    (2.7)    (3.0)    (10.1)

--------
*Includes $9.6 million additional restructuring provisions, $6.7 million after tax.
**Includes $26.3 million workforce reduction provision, $17.1 million after tax.

NOTE 16/RECENT DEVELOPMENTS

  On March 17, 1998, Industries announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire the Company for a total transaction value of approximately $1.43 billion. The agreement has been approved by the Boards of Directors of both Industries and Ispat. As part of the $1.43 billion transaction, Ispat will: i) pay $650 million in cash for the common stock of the Company held by Industries; ii) pay $238.2 million for the preferred stock of the Company held by Industries;
iii) repay the intercompany debt of the Company owed to Industries, which at December 31, 1997, was $230.7 million; and iv) assume debt owed to third parties of approximately $307.9 million. The sale is subject to a definitive agreement, antitrust clearance, other closing conditions, and the need to give the United Steelworkers of America the opportunity to make an offer to purchase the Company. It is anticipated that the transaction will close in the third quarter of 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A WHOLLY OWNED SUBSIDIARY OF INLAND STEEL INDUSTRIES, INC.)

                             SCHEDULE II--RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              DOLLARS IN MILLIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                              PROVISIONS FOR ALLOWANCES,
                                             CLAIMS AND DOUBTFUL ACCOUNTS
                                      ------------------------------------------
                                      BALANCE AT ADDITIONS DEDUCTIONS BALANCE AT
                                      BEGINNING   CHARGED     FROM      END OF
YEARS ENDED DECEMBER 31                OF YEAR   TO INCOME  RESERVES     YEAR
-----------------------               ---------- --------- ---------- ----------
1997.................................   $17.9      $ 4.5    $6.1(A)     $16.1
                                                            $ .2(B)
1996.................................   $24.3      $ 1.1    $6.4(A)     $17.9
                                                            $1.1(B)
1995.................................   $19.3      $10.6    $5.6(A)     $24.3

--------
NOTES:
(A) Allowances granted during year.
(B) Bad debts written off during year.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
  2.       Copy of Letter Agreement between Inland Steel
           Industries, Inc. and Ispat International N.V. ("Ispat")
           for the acquisition of Inland Steel Company by Ispat,
           dated March 16, 1998...................................
  3.(i)    Copy of Restated Certificate of Incorporation, as
           amended, of the Company. (Filed as Exhibit 3-A to the
           Company's Annual Report on Form 10-K for the fiscal
           year ended December 31, 1992, and incorporated by
           reference herein.)
  3.(ii)   Copy of By-Laws, as amended, of the Company. (Filed as
           Exhibit 3.(ii) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994, and
           incorporated by reference herein.)
  4.A      Copy of First Mortgage Indenture, dated April 1, 1928,
           between the Company (the "Steel Company") and First
           Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, and of supplemental indentures thereto, to
           and including the Thirty-Fifth Supplemental Indenture,
           incorporated by reference from the following Exhibits:
           (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e),
           filed with Steel Company's Registration Statement on
           Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g),
           filed with Steel Company's Registration Statement on
           Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with
           Steel Company's Current Report on Form 8-K dated
           January 18, 1937; (iv) Exhibit B-1(i), filed with Steel
           Company's Current Report on Form 8-K, dated February 8,
           1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel
           Company's Current Report on Form 8-K for the month of
           April, 1940; (vi) Exhibit B-2, filed with Steel
           Company's Registration Statement on Form A-2 (No. 2-
           4357); (vii) Exhibit B-1(l), filed with Steel Company's
           Current Report on Form 8-K for the month of January,
           1945; (viii) Exhibit 1, filed with Steel Company's
           Current Report on Form 8-K for the month of November,
           1946; (ix) Exhibit 1, filed with Steel Company's
           Current Report on Form 8-K for the months of July and
           August, 1948; (x) Exhibits B and C, filed with Steel
           Company's Current Report on Form 8-K for the month of
           March, 1952; (xi) Exhibit A, filed with Steel Company's
           Current Report on Form 8-K for the month of July, 1956;
           (xii) Exhibit A, filed with Steel Company's Current
           Report on Form 8-K for the month of July, 1957; (xiii)
           Exhibit B, filed with Steel Company's Current Report on
           Form 8-K for the month of January, 1959; (xiv) the
           Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of December, 1967; (xv) the
           Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of April, 1969; (xvi) the
           Exhibit filed with Steel Company's Current Report on
           Form 8-K for the month of July, 1970; (xvii) the
           Exhibit filed with the amendment on Form 8 to Steel
           Company's Current Report on Form 8-K for the month of
           April, 1974; (xviii) Exhibit B, filed with Steel
           Company's Current Report on Form 8-K for the month of
           September, 1975; (xix) Exhibit B, filed with Steel
           Company's Current Report on Form 8-K for the month of
           January, 1977; (xx) Exhibit C, filed with Steel
           Company's Current Report on Form 8-K for the month of
           February, 1977; (xxi) Exhibit B, filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1978; (xxii) Exhibit B, filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1980; (xxiii) Exhibit 4-D, filed with
           Steel Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1980; (xxiv) Exhibit 4-
           D, filed with Steel Company's Annual Report on Form 10-
           K for the fiscal year ended December 31, 1982; (xxv)
           Exhibit 4-E, filed with Steel Company's Annual Report
           on Form 10-K for the fiscal year ended December 31,
           1983; (xxvi) Exhibit 4(i) filed with the Steel
           Company's Registration Statement on Form S-2 (No. 33-
           43393); (xxvii) Exhibit 4 filed with Steel Company's          --

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
           Current Report on Form 8-K dated June 23, 1993;
           (xxviii) Exhibit 4.C filed with Steel Company's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1995; (xxix) Exhibit 4.C filed with Steel
           Company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995, and (xxx) Exhibit 4.C filed
           with Steel Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996.
  4.B      Copy of consolidated reprint of First Mortgage
           Indenture, dated April 1, 1928, between the Company and
           First Trust and Savings Bank and Melvin A. Traylor, as
           Trustees, as amended and supplemented by all
           supplemental indentures thereto, to and including the
           Thirteenth Supplemental Indenture. (Filed as Exhibit 4-
           E to Form S-1 Registration Statement No. 2-9443, and
           incorporated by reference herein.)
  24       Powers of attorney.....................................
  27       Financial Data Schedule