Form 10-Q
period 1998-03-31
INLAND STEEL CO
filed 1998-05-13
CIK 50548

                                                            First Quarter - 1998


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 980 shares of the Company's Common Stock ($1.00 par value per share) were outstanding as of May 4, 1998.

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


                                                  Dollars in Millions
                                                  -------------------
                                                  Three Months Ended
                                                       March 31
                                                  -------------------
                                                     1998      1997
                                                    ------    ------

NET SALES                                           $606.1    $606.6
                                                    ------    ------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                 539.6     523.8
  Selling, general and administrative expenses        10.1      11.4
  Depreciation                                        34.6      33.1
                                                    ------    ------

     Total                                           584.3     568.3
                                                    ------    ------

OPERATING PROFIT                                      21.8      38.3

General corporate expense, net of income items         3.0       3.7
Interest and other expense on debt                    10.2      11.3
                                                    ------    ------

INCOME BEFORE INCOME TAXES                             8.6      23.3

PROVISION FOR INCOME TAXES                             3.3       9.6
                                                    ------    ------

NET INCOME                                          $  5.3    $ 13.7
                                                    ======    ======




                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
         (A wholly owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)
================================================================================


                                                                   Dollars in Millions
                                                                   -------------------
                                                                   Three Months Ended
                                                                        March 31
                                                                   -------------------
                                                                      1998      1997
                                                                     ------    ------
OPERATING ACTIVITIES
  Net income                                                         $  5.3    $ 13.7
                                                                     ------    ------
  Adjustments to reconcile net income to
     net cash provided from operating activities:
     Depreciation                                                      34.6      33.1
        Deferred employee benefit cost                                  2.5       2.0
        Deferred income taxes                                           4.1      13.3
        Change in:  Receivables                                          .8       3.2
                    Inventories                                        19.7       5.4
                    Accounts payable                                  (58.9)    (55.8)

                    Receivables from related companies                  5.8         -
                    Payables to related companies                       7.8      (3.9)

                    Accrued salaries and wages                          2.9       4.5
                    Other accrued liabilities                          14.4      11.3
        Other deferred items                                            8.3       9.8
                                                                     ------     ------
          Net adjustments                                              42.0      22.9
                                                                     ------     ------
          Net cash provided from operating activities                  47.3      36.6
                                                                     ------     ------
INVESTING ACTIVITIES
  Capital expenditures                                                (14.7)    (12.7)

  Investments in and advances to joint ventures, net                   20.0       5.9
                                                                     ------     ------

          Net cash provided from (used for) investing activities        5.3      (6.8)
                                                                     ------     ------
FINANCING ACTIVITIES
  Long-term debt retired                                              (11.9)      (.8)

  Change in notes payable to related companies                        (34.3)    (22.5)

  Dividends paid                                                       (6.4)     (6.5)
                                                                     ------     ------

          Net cash used for financing activities                      (52.6)    (29.8)
                                                                     ------     ------

Net change in cash and cash equivalents                                   -         -
Cash and cash equivalents - beginning of year                             -         -
                                                                     ------     ------
Cash and cash equivalents - end of period                            $    -     $   -
                                                                     ======     ======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
     Interest (net of amount capitalized)                            $  3.3     $ 3.5
     Income taxes, net                                                  1.8      (3.6)

                See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                           Consolidated Balance Sheet
================================================================================

                                                                         Dollars in Millions
                                                          --------------------------------------------------
ASSETS                                                       March 31, 1998              December 31, 1997
------                                                    ---------------------        ---------------------
                                                               (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                           $      -                     $      -
   Receivables                                                            218.4                        219.2
   Receivables from related companies                                         -                          5.8
   Inventories - principally at LIFO
     In process and finished products                     $  119.8                     $  120.9
     Raw materials and supplies                               61.0        180.8            79.6        200.5
                                                          --------                     --------
   Deferred income taxes                                                   24.8                         24.9
                                                                       --------                     --------
       Total current assets                                               424.0                        450.4

 INVESTMENTS IN AND ADVANCES
   TO JOINT VENTURES                                                      213.7                        234.0

 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                                 4,088.1                      4,075.1
   Less: Reserve for depreciation,
          amortization and depletion                       2,668.8                      2,634.0
         Allowance for terminated facilities                 100.7      1,318.6           100.7      1,340.4
                                                          --------                     --------
 PREPAID PENSION COSTS                                                     60.6                         60.5

 DEFERRED INCOME TAXES                                                    190.9                        194.9

 OTHER ASSETS                                                              46.9                         52.9
                                                                       --------                     --------

       Total Assets                                                    $2,254.7                     $2,333.1
                                                                       ========                     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                                    $  180.0                     $  238.9
   Payables to related companies
     Notes                                                                196.4                        230.7
     Trade & other                                                          7.8                            -
   Accrued liabilities                                                    159.6                        142.3
   Long-term debt due within one year                                      35.3                         45.9
                                                                       --------                     --------

       Total current liabilities                                          579.1                        657.8

 LONG-TERM DEBT                                                           260.7                        262.0

 DEFERRED EMPLOYEE BENEFITS                                             1,118.9                      1,116.3

 OTHER CREDITS                                                             57.4                         57.3
                                                                       --------                     --------
       Total liabilities                                                2,016.1                      2,093.4

 STOCKHOLDER'S EQUITY (Schedule A)                                        238.6                        239.7
                                                                       --------                     --------

       Total Liabilities and Stockholder's Equity                      $2,254.7                     $2,333.1
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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $3.6 million and $4.2 million by Industries for the first quarters of 1998 and 1997, respectively, for management, financial and legal services provided to the Company.

Procedures also have been established to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1998 totaled $5.0 million as compared with $5.6 million for the first quarter of 1997.

The Company sells to and purchases products from other companies within the Industries group of companies. Such transactions are made at prevailing market prices. These transactions are summarized as follows:

                                                    Dollars in Millions
                                                    -------------------
                                                       Three Months
                                                      Ended March 31
                                                      --------------
                                                    1998           1997
                                                   -----          -----
     Net Product Sales                             $49.6          $59.1
     Net Product Purchases                           4.1            4.4

NOTE 3/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $24 million at March 31, 1998 compared with $22 million at December 31, 1997.

NOTE 4/INLAND-ISPAT LETTER AGREEMENT

On March 17, 1998, Industries announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire the Company for a total transaction value of approximately $1.43 billion. The agreement has been approved by the Boards of Directors of both companies. As part of the transaction, Ispat will: i) pay $650 million in cash for the common stock of the Company held by Industries; ii) pay $238.2 million for the preferred stock of the Company held by Industries; iii) repay the intercompany debt of the Company owed to Industries, which at December 31, 1997, was $230.7 million; and iv) assume debt owed to third parties of approximately $307.9 million. The transaction is subject to a definitive agreement, antitrust clearance, other closing conditions, and the need to give the United Steelworkers of America ("USWA") the opportunity to make an offer to purchase the Company. In early May, Industries was informed that the USWA decided not to pursue its right to submit an offer for the Company.

Item 2.

                      Management's Narrative Analysis of
                             Results of Operations


RESULTS OF OPERATIONS - Comparison of First Quarter 1998 to First Quarter 1997
------------------------------------------------------------------------------

     The Company reported consolidated net income of $5.3 million for the first quarter of 1998 as compared with net income of $13.7 million in the comparable year-earlier period. Decreased operating profit was the major factor for the decline.

     The Company's net sales of $606.1 million were virtually unchanged from the 1997 first quarter as a 4 percent increase in the volume of steel mill products shipped was offset by a comparable decrease in average selling price per ton. As a result of the lower average selling price per ton, operating profit declined to $21.8 million from $38.3 million reported for the first three months of 1997. Operating profit in the 1998 first quarter was also negatively impacted by the effects of a severe winter storm and scheduled outages on several major facilities, partially offset by a $5 million property tax reduction relating to prior years.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk


          Not applicable.



                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

     (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INLAND STEEL COMPANY



                                        By Cynthia C. Heath
                                           --------------------------
                                           Cynthia C. Heath
                                           Vice President -
                                           Finance and Purchasing,
                                           Principal Financial Officer
                                           and Controller



Date: May 11, 1998

                                                            Part I -- Schedule A
                                                            --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
          (A wholly owned subsidiary of Inland Steel Industries, Inc.)

                        Summary of Stockholder's Equity
================================================================================


                                                                   Dollars in Millions
                                                        -----------------------------------------
                                                      March 31, 1998              December 31, 1997
                                                    ------------------         -----------------------
                                                       (unaudited)
STOCKHOLDER'S EQUITY
------------------------------------------

  Series A preferred stock ($1 par value)
   - 10 shares issued and outstanding                         $      -                        $      -

  Series B preferred stock ($1 par value)
   - 50 shares issued and outstanding                                -                               -

  Series C preferred stock ($1 par value)
   - 50 shares issued and outstanding                                -                               -

  Common stock ($1 par value)
   - 980 shares issued and outstanding                               -                               -

  Additional paid-in capital                                   1,194.5                         1,194.5

  Accumulated deficit
   Balance beginning of year                        $(954.8)                   $(983.7)

   Net income                                           5.3                       54.8

   Dividends                                           (6.4)    (955.9)          (25.9)         (954.8)
                                                    -------   --------         -------        --------


     Total Stockholder's Equity                               $  238.6                        $  239.7
                                                              ========                        ========

                                 EXHIBIT INDEX


Exhibit                                                               Sequential
Number                          Description                           Page No.
------                          -----------                           --------
  2.      Copy of Letter of Agreement between Inland Steel
          Industries, Inc. and Ispat International N.V. ("Ispat")
          for the acquisition of Inland Steel Company by Ispat,
          dated March 16, 1998. (Filed as Exhibit 2. to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1997, and incorporated by reference
          herein.)                                                       --

  3.(i)   Copy of Restated Certificate of Incorporation of the
          Company. (Filed as Exhibit 3-A to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1992,
          and incorporated by reference herein.)                         --

  3.(ii)  Copy of By-laws, as amended, of the Company.  (Filed as
          Exhibit 3.(ii) to the Company's Annual Report on Form
          10-K for the year ended December 31, 1994, and
          incorporated by reference herein.)                             --

     27    Financial Data Schedule.................................

                                      -i-