Form 10-Q
period 1998-06-30
INLAND STEEL CO
filed 1998-08-14
CIK 50548

                                                           Second Quarter - 1998
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of August 10, 1998.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                Consolidated Statement of Operations (Unaudited)

================================================================================

                                                 Dollars in Millions
                                      ------------------------------------------
                                       Three Months Ended     Six Months Ended
                                            June 30               June 30
                                      --------------------  --------------------
                                        1998       1997       1998       1997
                                      ---------  ---------  ---------  --------

NET SALES                               $619.9     $643.8   $1,226.0   $1,250.4
                                        ------     ------   --------   --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                      542.5      559.3    1,082.2    1,083.1
 Selling, general and
   administrative expenses                11.2       10.7       21.3       22.1
 Depreciation                             34.6       33.8       69.2       66.9
 Gain from sale of assets (Note 3)        (2.7)      (9.0)      (2.7)      (9.0)
                                        ------     ------   --------   --------
     Total                               585.6      594.8    1,170.0    1,163.1
                                        ------     ------   --------   --------
OPERATING PROFIT                          34.3       49.0       56.0       87.3
General corporate expense,
   net of income items                     4.0        3.9        7.0        7.6
Interest and other expense on debt        10.1       10.3       20.3       21.6
                                        ------     ------   --------   --------
INCOME BEFORE INCOME TAXES                20.2       34.8       28.7       58.1
PROVISION FOR INCOME TAXES                 7.3       13.8       10.5       23.4
                                        ------     ------   --------   --------
NET INCOME                              $ 12.9     $ 21.0   $   18.2   $   34.7
                                        ======     ======   ========   ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                Consolidated Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                           Dollars in Millions
                                                       ---------------------------
                                                            Six Months Ended
                                                                 June 30
                                                       ---------------------------
                                                           1998          1997
                                                       ------------  -------------
OPERATING ACTIVITIES
 Net income                                                 $ 18.2         $  34.7
                                                            ------         -------
 Adjustments to reconcile net income to
 net cash provided from operating activities:
   Depreciation                                               69.2            66.9
   Deferred income taxes                                       3.2            21.8
   Deferred employee benefit cost                              5.6             4.3
   Gain from sale of assets                                   (2.7)           (9.0)
   Change in:  Receivables                                    (4.1)            7.2
               Inventories                                     (.8)           28.9
               Accounts payable                              (56.5)          (28.0)
               Payables to related companies                  11.3              .6
               Accrued salaries and wages                      (.7)            4.7
               Other accrued liabilities                       7.5             3.2
               Other deferred items                            1.7            (1.1)
                                                            ------         -------
   Net adjustments                                            33.7            99.5
                                                            ------         -------
   Net cash provided from operating activities                51.9           134.2
                                                            ------         -------
INVESTING ACTIVITIES
 Capital expenditures                                        (38.6)          (32.8)
 Investments in and advances to joint ventures, net           25.2            10.1
 Proceeds from sale of assets                                  5.2            15.0
                                                            ------         -------
    Net cash used for investing activities                    (8.2)           (7.7)
                                                            ------         -------

FINANCING ACTIVITIES
 Long term debt retired                                      (14.9)           (4.4)
 Change in notes payable to related companies                 (1.8)         (109.2)
 Dividends paid                                              (12.9)          (12.9)
                                                            ------         -------
    Net cash used for financing activities                   (29.6)         (126.5)
                                                            ------         -------
Net change in cash and cash equivalents                       14.1               -
Cash and cash equivalents - beginning of year                    -               -
                                                            ------         -------
Cash and cash equivalents - end of period                   $ 14.1         $     -
                                                            ======         =======
SUPPLEMENTAL DISCLOSURES
 Cash paid (received) during the period for:
   Interest (net of amount capitalized)                     $ 20.2         $  21.8
   Income taxes, net                                           7.6             1.4

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                                       Dollars in Millions
                                                        --------------------------------------------------
ASSETS                                                      June 30, 1998              December 31, 1997
------                                                  ----------------------      ----------------------
                                                             (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                           $   14.1                    $      -
  Receivables                                                            223.3                       219.2
  Receivables from related companies                                         -                         5.8
  Inventories - principally at LIFO
    In process and finished products                    $  140.4                    $  120.9
    Raw materials and supplies                              60.9         201.3          79.6         200.5
                                                        --------                    --------
  Deferred income taxes                                                   24.9                        24.9
                                                                      --------                    --------
      Total current assets                                               463.6                       450.4
INVESTMENTS IN AND ADVANCES
  TO JOINT VENTURES                                                      214.5                       234.0
PROPERTY, PLANT AND EQUIPMENT
  Valued on basis of cost                                4,112.5                     4,075.1
  Less: Reserve for depreciation,
         amortization and depletion                      2,703.0                     2,634.0
        Allowance for terminated facilities                100.7       1,308.8         100.7       1,340.4
                                                         -------                    --------
PREPAID PENSION COSTS                                                     60.6                        60.5

DEFERRED INCOME TAXES                                                    191.7                       194.9

OTHER ASSETS                                                              45.5                        52.9
                                                                      --------                    --------

        Total Assets                                                  $2,284.7                    $2,333.1
                                                                      ========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                    $  182.4                    $  238.9
  Payables to related companies
    Notes                                                                228.9                       230.7
    Trade & other                                                          5.5                           -
  Accrued liabilities                                                    149.0                       142.3
  Long-term debt due within one year                                      35.0                        45.9
                                                                      --------                    --------
        Total current liabilities                                        600.8                       657.8
LONG-TERM DEBT                                                           258.0                       262.0
DEFERRED EMPLOYEE BENEFITS                                             1,122.1                     1,116.3
OTHER CREDITS                                                             58.8                        57.3
                                                                      --------                    --------
        Total liabilities                                              2,039.7                     2,093.4
STOCKHOLDER'S EQUITY (Schedule A)                                        245.0                       239.7
                                                                      --------                    --------

        Total Liabilities and Stockholder's Equity                    $2,284.7                    $2,333.1
                                                                      ========                    ========

                 See notes to consolidated financial statements

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

             Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2/RELATED PARTY TRANSACTIONS

Prior to July 16, 1998, the Company was a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"). The Company had agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $7.1 million and $8.3 million by Industries for the first six months of 1998 and 1997, respectively, for management, financial and legal services provided to the Company.

Procedures were established to charge interest on all intercompany loans within the Industries group of companies. Such loans bore interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1998 totaled $9.5 million as compared with $10.4 million for the first six months of 1997.

The Company sold to and purchased products from other companies within the Industries group of companies. Such transactions were made at prevailing market prices. These transactions are summarized as follows:

                                 Dollars in Millions
                            -----------------------------
                            Three Months     Six Months
                            Ended June 30  Ended June 30
                            -------------  --------------
                             1998   1997    1998    1997
                            ------  -----  ------  ------
   Net Product Sales         $47.4  $52.3   $97.0  $111.4

   Net Product Purchases       4.2    3.9     8.3     8.3

NOTE 3/SALE OF ASSETS

During the second quarter of 1998, the Company sold its remaining interest in Walbridge resulting in a pretax gain of $2.7 million.

NOTE 4/COMMITMENTS

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $19 million at June 30, 1998 compared with $22 million at December 31, 1997.

NOTE 5/INLAND-ISPAT TRANSACTION

On July 16, 1998, Ispat International N.V. ("Ispat") acquired the Company from Industries for a total transaction value of $1.4 billion. As part of the transaction, Ispat: i) paid $650 million in cash for the common stock of the Company held by Industries; ii) paid $238.2 million for the preferred stock of the Company held by Industries; III) repaid the intercompany Notes of the Company owed to Industries of $228.9 million; and iv) assumed debt owed by the Company to third parties of $267 million.

Item 2.
                    Management's Narrative and Analysis of
                             Results of Operations

RESULTS OF OPERATIONS - Comparison of First Six Months of 1998 to First Six Months of 1997

     The Company reported consolidated net income of $18.2 million in the first six months of 1998 compared with net income of $34.7 million in the comparable 1997 period. Decreased operating profit was the major factor for the decline.

   The Company's net sales of $1,226.0 million in the first six months of 1998 represented a 2 percent reduction from a year ago. While the volume of steel mill products shipped remained virtually unchanged at 2,639,000 tons, the average selling price decreased 2 percent from the year-earlier period. As a result of the lower average selling price per ton, operating profit declined to $56.0 million from $87.3 million a year earlier.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

         By letter dated June 17, 1998 the Company was offered an opportunity to show cause why enforcement action should not be taken against the Company in connection with alleged violations of the Resource Conservation and Recovery Act ("RCRA") arising out of an October 1997 Inspection. The Company is in the process of attempting to resolve this matter with EPA. It is not possible at this time to predict the amount of the Company's potential liability or whether such liability could affect the Company's financial position.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

    (b)  Reports on Form 8-K.

         On June 9, 1998 the Company filed a current report on Form 8-K, reporting the execution of an Agreement and Plan of Merger among Inland Steel Industries, Inc., the Company and Ispat International N.V. No financial statements were filed with that report.

                                   SIGNATURE
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INLAND STEEL COMPANY


                                   By   Michael G. Rippey
                                        --------------------------
                                          Michael G. Rippey
                                          Vice President - Finance
                                          and Controller

Date:  August 12, 1998

                                                            Part I -- Schedule A
                                                            --------------------

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES

                        Summary of Stockholder's Equity

=============================================================================================================
                                                                           Dollars in Millions
                                                             ------------------------------------------------
                                                               June 30, 1998                December 31, 1997
                                                             ------------------             -----------------
                                                                (unaudited)
STOCKHOLDER'S EQUITY
--------------------

 Series A preferred stock ($1 par value)
   - 10 shares issued and outstanding                                           $      -              $     -

 Series B preferred stock ($1 par value)
   - 50 shares issued and outstanding                                                  -                    -

 Series C preferred stock ($1 par value)
   - 50 shares issued and outstanding                                                  -                    -

 Common stock ($1 par value)
   - 980 shares issued and outstanding                                                 -                    -

 Additional paid-in capital                                                      1,194.5              1,194.5

 Accumulated deficit
   Balance beginning of year                                         $(954.8)               $(983.7)

   Net income                                                           18.2                   54.8

   Dividends                                                           (12.9)     (949.5)     (25.9)   (954.8)
                                                                      ------     -------    -------   -------


        Total Stockholder's Equity                                               $ 245.0              $ 239.7
                                                                                 =======              =======


                                 EXHIBIT INDEX

Exhibit                                                                                                   Sequential
Number                                             Description                                            Page No.
-------                                                                                                   ----------
2.         Agreement and Plan of Merger, dated as of May 27, 1998 between Ispat International N.V.,
           Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company. (Filed as
           Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 9, 1998, and
           incorporated by reference herein.)                                                                     --



2.1        Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between Ispat
           International N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel
           Company.  (Filed as Exhibit 2.2 to the Inland Steel Industries, Inc. Current Report on
           Form 8-K filed on July 20, 1998, and incorporated by reference herein.)                                --


3.(i)      Copy of Restated Certificate of Incorporation of the Company.................................


3.(ii)     Copy of By-Laws of the Company, as amended...................................................


27         Financial Data Schedule......................................................................