Form 10-Q
period 1998-09-30
ISPAT INLAND INC
filed 1998-11-13
CIK 50548

                                                            Third Quarter - 1998


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                              ------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1998

                                      or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the transition period from _______ to _______


                              ------------------


                         Commission file number 1-2438

               I.R.S. Employer Identification Number 36-1262880


                               ISPAT INLAND INC.

                           (a Delaware Corporation)

                             30 West Monroe Street
                            Chicago, Illinois 60603
                          Telephone:  (312) 346-0300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes   X   No _____
                                                        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 11, 1998.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

          Condensed Consolidated Statement of Operations (Unaudited)

===========================================================================

                                                        Dollars in Millions
                                                        -------------------
                                                           Period from
                                                          July 17, 1998
                                                             through
                                                        September 30, 1998
                                                        -------------------
NET SALES                                                    $483.0
                                                             ------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                         439.9

   Selling, general and administrative expenses                 8.3

   Depreciation                                                21.6
                                                             ------

         Total                                                469.8
                                                             ------


OPERATING PROFIT                                               13.2


General corporate expense, net of income items                  1.5

Interest and other expense on debt                             18.8
                                                             ------


LOSS BEFORE INCOME TAXES                                       (7.1)


PROVISION FOR INCOME TAXES (Note 9)                             2.7 Cr.
                                                             ------


NET LOSS                                                       (4.4)

Other comprehensive loss, net of tax:
     Unrealized loss on securities                             (0.6)
                                                             -------

COMPREHENSIVE LOSS                                            ($5.0)
                                                             ======

Cr. = Credit


See notes to unaudited condensed consolidated financial statements

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

          Condensed Consolidated Statement of Cash Flows (Unaudited)


================================================================================

                                                             Dollars in Millions
                                                             -------------------
                                                                 Period from
                                                                July 17, 1998
                                                                   through
                                                              September 30, 1998
                                                             -------------------
OPERATING ACTIVITIES
  Net loss                                                            ($4.4)
                                                                   ---------

  Adjustments to reconcile net loss to
    net cash from operating activities:
    Depreciation                                                       21.6
    Deferred employee benefit cost                                    (23.0)
    Deferred income taxes                                              (3.7)
    Change in: Receivables                                            (12.1)
               Inventories                                            (31.5)
               Accounts payable                                        30.0
               Payables to related companies                            1.3
               Accrued salaries and wages                               1.5
               Other accrued liabilities                               (2.6)
    Other items                                                       (16.3)
                                                                   ---------

    Net adjustments                                                   (34.8)
                                                                   ---------

        Net cash from operating activities                            (39.2)
                                                                   ---------

INVESTING ACTIVITIES
    Capital expenditures                                              (11.7)
    Investments in and advances to joint ventures                       6.6
    Payments for acquisition                                       (1,147.4)
                                                                   ---------

        Net cash from investing activities                         (1,152.5)
                                                                   ---------

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                320.0
    Proceeds from sale of preferred stock                              90.0
    Long term debt issued                                             700.0
    Long term debt retired                                             (6.8)
    Proceeds from note receivable from related company                  0.6
    Short-term borrowings                                              60.0
                                                                   ---------

        Net cash from financing activities                          1,163.8
                                                                   ---------

Net change in cash and cash equivalents                               (27.9)
Cash and cash equivalents - beginning of period                        27.9
                                                                   ---------

Cash and cash equivalents - end of period                          $   -
                                                                   =========

SUPPLEMENTAL DISCLOSURES
    Cash paid (received) during the period for:
        Interest (net of amount capitalized)                       $   15.7
        Income taxes, net                                          $    0.3

      See notes to unaudited condensed consolidated financial statements

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

               Condensed Consolidated Balance Sheet (Unaudited)

===============================================================================

                                                        Dollars in Millions
                                                        -------------------
                                                        September 30, 1998
                                                        -------------------
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                            $      -
      Receivables                                             232.9
      Inventories (Note 3)                                    564.2
                                                           --------
            Total current assets                              797.1

   INVESTMENTS IN AND ADVANCES
      TO JOINT VENTURES                                       222.2

   PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)              1,968.4

   RECEIVABLES FROM RELATED COMPANIES                          10.6

   DEFERRED INCOME TAXES (Note 9)                               3.7

   OTHER ASSETS                                                43.1
                                                           --------
            Total Assets                                   $3,045.1
                                                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                     $  199.3
      Borrowings under Revolving Credit Facility (Note 5)     110.0
      Payables to related companies                             1.3
      Accrued liabilities                                     167.1
      Long-term debt due within one year (Note 6):
        Related companies                                       7.0
        Other                                                   4.0
                                                           --------
            Total current liabilities                         488.7

   LONG-TERM DEBT (Note 6)
        Related companies                                     691.3
        Other                                                 274.6

   DEFERRED EMPLOYEE BENEFITS (Note 8)                      1,132.0

   OTHER CREDITS                                               53.5

   COMMITMENTS AND CONTINGENCIES (Note 11)
                                                           --------
            Total liabilities                               2,640.1

   STOCKHOLDERS' EQUITY
        Preferred stock (Note 7)                               90.0
        Common stock (Note 7)                                 320.0
        Retained earnings                                      (4.4)
        Accumulated other comprehensive loss                   (0.6)
                                                           --------
            Total Liabilities and Stockholders' Equity     $3,045.1
                                                           ========

      See notes to unaudited condensed consolidated financial statements

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

       Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in Millions except per share data)

================================================================================

Note 1/THE ACQUISITION

     On July 17, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Sucessor Company") or (the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,147.4, which is subject to certain post-closing adjustments, as defined in the Agreement.

Note 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The total purchase price has been allocated to assets and liabilities of the Company based on preliminary estimates of their respective values. Accordingly, the allocation of the purchase price reflected in the accompanying condensed consolidated balance sheet may be adjusted upon final determination of the purchase price adjustments and upon the final results of gathering certain necessary information primarily related to the finalization of liabilities assumed. The final asset and liability values may differ from those set forth in such balance sheet; however, changes, if any, are not expected to have a material effect on the results of operations and financial position of the Company.

     The condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (which, except as set forth in the prior paragraph, are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the period presented. All significant intercompany accounts and transactions have been eliminated.

     The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for a full year.

Accounting for Equity Investments
     The Company's investments in less than majority-owned companies, joint ventures and partnerships, and the Company's majority interest in the I/N Tek partnership, are accounted for under the equity method.

Inventory valuation
     Inventories are carried at the lower of cost or market. Cost is principally determined on a first-in, first-out ("FIFO") method. Costs include the purchase costs of raw materials, the conversion costs such as direct labor, and an allocation of fixed and variable production overhead.

Property, Plant and Equipment
     Property, plant and equipment are stated at cost and depreciated using the straight line method over their useful lives. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred.

Cash Equivalents
     Cash equivalents are highly liquid, short-term investments with maturities of three months or less.

Deferred financing costs
     Deferred financing costs are amortized over the expected terms of the related debt.

Income taxes
     Income tax expense (benefit) is based upon reported results of operations and reflects the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

       Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in Millions except per share data)
================================================================================

Comprehensive Income
     During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with Statement of SFAS No. 130, the Company changed its reporting to display comprehensive income and its components in the Company's Condensed Consolidated Statement of Operations. As of September 30, 1998, the components of comprehensive income includes unrealized loss on securities.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results may differ from such estimates.

Recent Accounting Pronouncements
     In 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131 and SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. The requirements of these statements only impact financial statement disclosure. Accordingly, these statements will have no impact on the Company's financial position or the results of its operations. SFAS No. 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Note 3/INVENTORIES

        Inventories consist of the following:

                                                        September 30,
                                                            1998
                                                        -------------
                In process and finished steel              $395.7
                Raw materials and supplies                  168.5
                                                           ------
                        Total                              $564.2
                                                           ======

     As a result of the Acquisition, inventories were recorded at their fair values at July 17, 1998. Such fair value for finished goods and work in process represented selling price less estimated costs of completion, selling costs and a reasonable profit allowance for the selling and completion effort. Raw materials were valued at replacement cost. The fair value of inventories was in excess of their inventoriable cost which resulted in a one-time charge to cost of goods sold during the period of $20.7.

Note 4/PROPERTY, PLANT AND EQUIPMENT

     Fixed assets consist of the following:

                                                        September 30,
                                                            1998
                                                        -------------
                Land                                       $   43.4
                Buildings                                     141.3
                Machinery and equipment                     1,805.3
                                                           --------
                                                            1,990.0
                Accumulated depreciation                       21.6
                                                           --------
                Property, plant and equipment, net         $1,968.4
                                                           ========

     As a result of the Acquisition, property, plant and equipment was recorded at its estimated fair value at July 17, 1998.

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

       Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in Millions except per share data)
================================================================================

Note 5/BORROWING ARRANGEMENTS

     Inland Steel Administrative Service Company ("ISAS"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July, 1998, ISAS entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to ISAS to secure these facilities. The facilities require the maintenance of various financial ratios including minimum net worth and leverage ratios.

Note 6/LONG-TERM DEBT

     In connection with the financing of the Acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 million Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") (together the "Term Loan Facility") and a $160 letter of credit extending to July 16, 2003, (the "LC", and together with the Term Loan Facility, the "Facilities").

     Each of the Tranche B Loan and Tranche C Loan amortizes by $.875 per quarter until maturity. The lenders are committed to renewing the LC annually for five years, so long as the Company and Borrower can make certain representations and warranties.

     On July 16, 1998, the Company issued $875 of First Mortgage Bonds as security both for the Facilities and for an interest rate hedge required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700, was issued to an indirect subsidiary of the Borrower which in turn pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160, was issued to the Agent for the benefit of the Pension Benefit Guarantee Corporation ("PBGC") under the LC. Series W, in a principal amount of $15, was issued to the Agent for the benefit of the counterparty to the Hedge.

     As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company and Ispat.

     Borrowings under the Term Loans bear interest at a rate per annum equal to, at the Borrower's option, the higher of (1) the Agent's prime rate or (2) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 1.25% for Tranche B Loans and 1.75% for Tranche C Loans or the LIBO Rate (as defined in the Credit Agreement) plus 2.25% for Tranche B Loans and 2.75% for Tranche C Loans. The fee for the LC is 2.25% of the LC amount per annum (the "LC Fee"). The spread over the LIBO Rate and Base Rate and the LC Fee will be reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) falls to specified levels.

     The Company is obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee.

     Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,900 on September 30, 1998.

     The Credit Agreement contains covenants that among other things, limit or prohibit the ability of the Company or the Borrower to incur indebtedness, create liens, pay dividends, make investments, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Additionally, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement).

     In conjunction with the Acquisition of the Company by Ispat on July 16, 1998, the Company repaid $228.9 owed to Inland Steel Industries, Inc., its parent company prior to the Acquisition.

     Maturities of long-term debt obligations are: $1.8 in the fourth quarter of 1998, $11.0 in 1999, $13.3 in 2000, $13.3 in 2001, $13.3 in 2002, $12.0 in the
first 9 months of 2003 and $912.2 thereafter.

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

                  (Dollars in Millions except per share data)
================================================================================

Note 7/EQUITY

Common Stock
------------
     On September 30, 1998, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Preferred Stock
---------------
     On September 30, 1998, the Company had 100 shares issued and outstanding of Series A 8% Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the common stock.

Note 8/RETIREMENT BENEFITS

Pensions
--------
     The Company Pension Plan and Pension Trust, which covers certain employees of the Company, is a non-contributory defined benefit plan with pensions based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay or on job class) for all other wage employees, including members of the United Steelworkers of America.

     The funded status of the pension plan at July 17, 1998, the Acquisition date, was as follows:

        Fair value of plan assets                                                $2,018.5
                                                                                 --------
        Actuarial present value of benefits for service rendered to date:
             Accumulated Benefit Obligation based on compensation to date         2,073.8
             Additional benefits based on estimated future compensation levels       74.4
                                                                                 --------
             Projected Benefit Obligation                                         2,148.2
                                                                                 --------
        Plan assets shortfall to Projected Benefit Obligation                    $  129.7
                                                                                 ========

     The calculation of benefit obligations was based on a discount (settlement) rate of 6.75%; a rate of compensation increase of 4.0%; and a rate of return on plan assets of 9.5%.

     Pension credit for the Company for the period from July 17, 1998 through September 30, 1998 was $4.1. The Company made a $25.0 contribution to the Pension Trust in July 1998 as a result of the agreement reached with the PBGC (See Note 11).

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

                  (Dollars in Millions except per share data)

================================================================================

Benefits Other than Pension
---------------------------

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

     The amount of net periodic postretirement benefit cost for the period is composed of the following:

                                                                Period from
                                                           July 17, 1998 through
                                                            September 30, 1998
                                                           --------------------


     Service cost                                                 $  3.1
     Interest cost                                                  14.0
                                                                 -------
          Total net periodic postretirement benefit cost          $ 17.1
                                                                 =======

     The accumulated postretirement benefit obligation at July 17, 1998, the Acquisition date, was $1,010.2.

     The calculation of the plan's accumulated postretirement benefit obligation at July 17, 1998 was based on a discount rate of 6.75%; a rate of compensation of 4.0%; and a medical cost trend rate of 4.5%.


Note 9/INCOME TAXES

     The provision (benefit) for income taxes for the period from July 17, 1998 through September 30, 1998 consists of the following:


     Current state                                                $  1.0
     Deferred federal                                                3.7 Credit
                                                                 -------
          Total                                                   $  2.7 Credit
                                                                 =======

     The effective tax rate does not materially differ from the statutory rate.

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

     Noncurrent deferred tax assets:
        Operating loss carryforwards                              $  2.7
        Retirement benefit obligations                             450.0
        Other                                                       31.0
                                                                 -------

          Total noncurrent deferred tax assets                    $483.7
                                                                 =======
     Noncurrent deferred tax liabilities:
        Property, plant and equipment                             $480.0
                                                                 -------

          Total noncurrent deferred tax liabilities               $480.0
                                                                 =======

     Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the tax benefits currently generated will be realized in future periods. Accordingly, no valuation allowance has been established as of September 30, 1998.

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

                  (Dollars in Millions except per share data)

================================================================================

Note 10/RELATED PARTY TRANSACTIONS

     The Company has agreed to procedures established by Ispat for charging Ispat administrative expenses to the Company. Pursuant to these procedures, the Company was charged $1.3 by Ispat for the period from July 17, 1998 through September 30, 1998 for management, financial and legal services provided to the Company.

     The Company purchased $26.2 of slabs from a subsidiary of Ispat during the period.

     I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $32.1 for such tolling services for the period from July 17, 1998 through September 30, 1998.

     I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by the Company. Purchases of cold rolled steel by I/N Kote from the Company amounted to $66.0 for the period from July 17, 1998 through September 30, 1998.

     The Company's long-term debt due to a related company of $698.3 as of September 30, 1998 is payable to Ispat Inland Finance Corp. LLC, a wholly owned subsidiary of Ispat. This debt arose in connection with the financing of the Acquisition (See Note 6). The Company's receivable from a related company of $10.6 at September 30, 1998 is due from Ispat Inland L.P., a wholly owned subsidiary of Ispat. This receivable also arose in connection with the financing of the Acquisition and will be paid to the Company over the life of the Term Loans.

Note 11/COMMITMENTS AND CONTINGENCIES

     At September 30, 1998, the Company guarantees $15 and $167 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company has an agreement with the PBGC to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $25 to the Pension Trust and committed to fund normal cost of the Pension Plan plus an additional $5 per year for the next five years. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 1998, the Company's reserves for environmental liabilities totaled $26, $20 of which is related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $12 at September 30, 1998.

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

                  (Dollars in Millions except per share data)

================================================================================

Note 12/PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

     The following unaudited pro forma condensed combined statements of operations of the Company for the nine months ended September 30, 1998 and 1997 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1997. The unaudited pro forma operating results for the nine months ended September 30, 1998 and 1997 include the historical results of the Predecessor Company shown herein adjusted for interest cost on borrowings to finance the Acquisition and purchase accounting adjustments.

     The pro forma results presented below are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future results.

                                                                      Nine Months Ending
                              ------------------------------------------------------------------------------------------------------
                                                 September 30, 1998                                   September 30, 1997
                              --------------------------------------------------------    ------------------------------------------
                              Predecessor      Successor
                                Company         Company
                               January 1,       July 17,
                              1998 through    1998 through                                                               Predecessor
                                July 16,       Sept. 30,       Pro Forma     Pro Forma    Predecessor     Pro Forma        Company
                                  1998            1998        Adjustments      Total        Company      Adjustments      Pro Forma
                              -----------     ------------    -----------    ---------    -----------    -----------     -----------
NET SALES                       $1,310.0         $483.0                      $1,793.0      $1,866.1                        $1,866.1
                              -----------     ----------                     ---------    ----------                     -----------

OPERATING COSTS AND EXPENSES
   Cost of goods sold            1,163.8          439.9        ($20.7)(a)     1,580.8       1,616.0        ($1.3)(b)        1,614.7
                                                                 (2.2)(b)
   Selling, general and
     administrative expenses        23.5            8.3                          31.8          31.4                            31.4

   Depreciation                     74.8           21.6         (19.9)(c)        76.5         100.4        (26.8)(c)           73.6

   Gain from sale of assets         (2.7)                                        (2.7)         (9.0)                           (9.0)
                              -----------     ----------      --------       ---------    ----------     --------        -----------

          Total                  1,259.4          469.8         (42.8)        1,686.4       1,738.8        (28.1)           1,710.7
                              -----------     ----------      --------       ---------    ----------     --------        -----------

OPERATING PROFIT                    50.6           13.2          42.8           106.6         127.3         28.1              155.4


General corporate expense,
     net of income items             6.9            1.5                           8.4          10.8                            10.8

Interest and other expense
     on debt                        22.0           18.8          24.8 (d)        65.6          30.6         34.3 (d)           64.9
                              -----------     ----------      --------       ---------    ----------     --------        -----------

INCOME(LOSS) BEFORE
     INCOME TAXES                   21.7           (7.1)         18.0            32.6          85.9         (6.2)              79.7


PROVISION FOR INCOME TAXES           7.9            2.7 Cr.       6.8 (e)        12.0          33.0          2.4 Cr. (e)       30.6
                              -----------     ----------      --------       ---------    ----------     --------        -----------


NET INCOME (LOSS)                  $13.8          ($4.4)        $11.2           $20.6         $52.9        ($3.8)             $49.1
                              ===========     ==========      ========       =========    ==========     ========        ===========

Cr. = Credit

        ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

                  (Dollars in Millions except per share data)
================================================================================

     (a) Reflects the elimination of the one-time charge to cost of goods sold of $20.7 for the period of July 17 through September 30, 1998 related to the inventory write-up as a result of the Acquisition.

     (b) Reflects the change in pension and retiree health and life insurance expense as a result of the actuarial valuation.

     (c) Reflects change in depreciation based upon the revaluation of the property, plant and equipment.

     (d) Reflects the net adjustments to interest expense as a result of the transaction as follows:

                                                             Nine Months
                                                          Ended September 30,
                                                            1998         1997
                                                           ------       ------
          Revolving Credit Facility and commitment fees    $  1.5       $  2.3
          Tranche B and C Term Loans                         30.9         43.2
          Other bank charges                                  3.8          5.3
          Elimination of historical interest expense        (11.4)       (16.5)
                                                           ------       ------
               Total interest expense adjustments          $ 24.8       $ 34.3
                                                           ======       ======

     (e) Reflects the tax effects of the pro forma adjustments to income (loss) before income taxes based on the estimated applicable statutory tax rates.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (Predecessor Company)

          Condensed Consolidated Statement of Operations (Unaudited)

================================================================================

                                                                          Dollars in Millions
                                            --------------------------------------------------------------------------

                                            July 1, 1998     January 1, 1998     Three Months           Nine Months
                                              through           through              Ended                 Ended
                                            July 16, 1998     July 16, 1998    September 30, 1997   September 30, 1997
                                            --------------   ---------------   ------------------   ------------------
NET SALES                                         $ 84.0           $1,310.0          $  615.7               $1,866.1
                                            --------------   ---------------   ------------------   ------------------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                               81.6            1,163.8             532.8                1,616.0

   Selling, general and
     administrative expenses                         2.2               23.5               9.3                   31.4

   Depreciation                                      5.6               74.8              33.6                  100.4

   Gain from sale of assets                           -               (2.7)                -                    (9.0)
                                            --------------   ---------------   ------------------   ------------------

         Total                                      89.4            1,259.4             575.7                1,738.8
                                            --------------   ---------------   ------------------   ------------------

OPERATING PROFIT                                    (5.4)              50.6              40.0                  127.3

General corporate expense,
    net of income items                             (0.1)               6.9               3.2                   10.8

Interest and other expense on debt                   1.7               22.0               9.0                   30.6
                                            --------------   ---------------   ------------------   ------------------

INCOME (LOSS) BEFORE INCOME TAXES                   (7.0)              21.7              27.8                   85.9

PROVISION FOR INCOME TAXES                           2.6 Cr.            7.9               9.6                   33.0
                                            --------------   ---------------   ------------------   ------------------

NET INCOME (LOSS)                                  ($4.4)          $   13.8           $  18.2               $   52.9
                                            --------------   ---------------   ------------------   ------------------

Cr. = Credit

      See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (Predecessor Company)

          Condensed Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                                 Dollars in Millions
                                                         ------------------------------------
                                                         January 1, 1998      Nine Months
                                                             through             Ended
                                                          July 16, 1998    September 30, 1997
                                                         ---------------   ------------------
OPERATING ACTIVITIES
    Net income                                               $ 13.8             $  52.9
                                                             ------             -------
    Adjustments to reconcile net income to net cash
      provided from operating activities:
    Depreciation                                               74.7               100.4
    Deferred employee benefit cost                              6.1               (21.4)
    Deferred income taxes                                      (3.3)               38.9
    Gain from sale of assets                                   (2.7)               (9.0)
    Change in:   Receivables                                   13.8                (8.7)
                 Inventories                                    3.0                 4.2
                 Accounts payable                             (79.9)               (3.3)
                 Payables to related companies                  3.1                 4.7
                 Accrued salaries and wages                     1.1                12.2
                 Other accrued liabilities                     14.4                12.4
    Other items                                                 (.4)              (14.4)
                                                             ------             -------
    Net adjustments                                            29.9               116.0
                                                             ------             -------
    Net cash from operating activities                         43.7               168.9
                                                             ------             -------
INVESTING ACTIVITIES
    Capital expenditures                                      (40.8)              (56.1)
    Investments in and advances to joint ventures, net         25.4                17.1
    Proceeds from sale of assets                                5.2                15.0
                                                             ------             -------
        Net cash from investing activities                    (10.2)              (24.0)
                                                             ------             -------
FINANCING ACTIVITIES
    Long term debt retired                                    (40.9)               (7.7)
    Short-term borrowings                                      50.0                  --
    Change in notes payable to related companies               (1.8)             (117.8)
    Dividends paid                                            (12.9)              (19.4)
                                                             ------             -------
        Net cash from financing activities                     (5.6)             (144.9)
                                                             ------             -------
Net change in cash and cash equivalents                        27.9                  --
Cash and cash equivalents--beginning of year                     --                  --
                                                             ------             -------
Cash and cash equivalents--end of period                     $ 27.9             $    --
                                                             ======             =======
SUPPLEMENTAL DISCLOSURES
    Cash paid (received) during the period for:
        Interest (net of amount capitalized)                 $ 25.1             $  25.2
        Income taxes, net                                       7.6                (5.8)


       See notes to unaudited condensed consolidated financial statements

   INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (Predecessor Company)

        Condensed Consolidated Balance Sheet (Unaudited)

================================================================================


                                                             Dollars in Millions
                                                             -------------------
ASSETS                                                        December 31, 1997
------                                                        -----------------
        CURRENT ASSETS
           Cash and cash equivalents                                    $      -
           Receivables                                                     219.2
           Receivables from related companies                                5.8
           Inventories - principally at LIFO
             In process and finished products                    120.9
             Raw materials and supplies                           79.6     200.5
           Deferred income taxes                               -------      24.9
                                                                        --------

                Total current assets                                       450.4

        INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                      234.0

        PROPERTY, PLANT AND EQUIPMENT
             Valued on basis of cost                           4,075.1
             Less: Reserve for depreciation,
                     amortization and depletion                2,634.0
                   Allowance for terminated facilities           100.7   1,340.4
                                                               -------

        PREPAID PENSION COSTS                                               60.5

        DEFERRED INCOME TAXES                                              194.9

        OTHER ASSETS                                                        52.9
                                                                        --------

                Total Assets                                            $2,333.1
                                                                        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

        CURRENT LIABILITIES
           Accounts payable                                             $  238.9
           Payables to related companies
             Notes                                                         230.7
             Trade & other                                                     -
           Accrued liabilities                                             142.3
           Long-term debt due within one year                               45.9
                                                                        --------

                Total current liabilities                                  657.8

        LONG-TERM DEBT                                                     262.0

        DEFERRED EMPLOYEE BENEFITS                                       1,116.3

        OTHER CREDITS                                                       57.3

        COMMITMENTS AND CONTINGENCIES (Note 4)                          --------

                Total liabilities                                        2,093.4

        STOCKHOLDER'S EQUITY                                               239.7
                                                                        --------

                Total Liabilities and Stockholder's Equity              $2,333.1
                                                                        ========

      See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (Predecessor Company)

       Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in Millions except per share data)
================================================================================

Note 1/BASIS OF PRESENTATION

     On July 17, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. in accordance with an Agreement and Plan of Merger (the "Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Successor Company") or (the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,147.4, which is subject to certain post-closing adjustments, as defined in the Agreement.

     Financial information with regard to the January 1, 1998 through July 16, 1998 period and for the three and nine months ended September 30, 1997 are unaudited but in the opinion of management contain all adjustments, which are of a normal and recurring nature, necessary to present the Predecessor Company's results of operations and cash flows. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Note 2/RELATED PARTY TRANSACTIONS

     Prior to July 16, 1998, the Predecessor Company was a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"). The Predecessor Company had agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $7.1 for the period from January 1, 1998 to July 16, 1998 and $12.3 for the first nine months of 1997 for management, financial and legal services provided to the Company.

     Procedures were established to charge interest on all intercompany loans within the Industries group of companies. Such loans bore interest at the prime rate. The Company's net intercompany interest expense for the period from January 1, 1998 through July 16, 1998 totaled $10.3 as compared with $13.9 for the first nine months of 1997.

     The Predecessor Company sold to and purchased products from other companies within the Industries group of companies. Such transactions were made at prevailing market prices. These transactions are summarized as follows:

                                July 1, 1998    January 1, 1998     Three Months          Nine Months
                                   through          through             Ended                Ended
                                July 16, 1998    July 16, 1998    September 30, 1997   September 30, 1997
                                -------------   ---------------   ------------------   ------------------
        Net Product Sales           $6.6            $103.6              $46.3                $157.7
        Net Product Purchases         .7               9.0                3.8                  12.1

Note 3/SALE OF ASSETS

     During the second quarter of 1998, the Predecessor Company sold its remaining interest in Walbridge resulting in a pretax gain of $2.7.

Note 4/COMMITMENTS AND CONTINGENCIES

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $19 at July 16, 1998 compared with $22 at December 31, 1997.

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                             (Dollars in Millions)


     On July 17, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Successor Company") or (the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,147.4, which is subject to certain post-closing adjustments, as defined in the Agreement.

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to July 17, 1998 are presented on a historical cost basis. Financial data of the Company as of July 17, 1998 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values.

     To facilitate the discussion below of the three and nine month periods ended September 30, 1998 against the results of operations for the same period of 1997, the historical operations of the Successor Company and Predecessor Company have been combined.

                                                             Dollars in Millions
                                                  ------------------------------------------
                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                  ------------------    --------------------
                                                   1998        1997       1998        1997
                                                  ------      ------    --------    --------
Net Sales                                         $567.1      $615.7    $1,793.0    $1,866.1
                                                  ------      ------    --------    --------
Cost of goods sold                                 521.6       532.8     1,603.7     1,616.0
Selling, general and administrative expenses        10.5         9.3        31.8        31.4
Depreciation                                        27.2        33.6        96.4       100.4
Gain from sale of assets                              --          --        (2.7)       (9.0)
                                                  ------      ------    --------    --------
Operating Profit                                     7.8        40.0        63.8       127.3

General corporate expense, net of income items       1.4         3.2         8.4        10.8
Interest and other expense on debt                  20.5         9.0        40.8        30.6
                                                  ------      ------    --------    --------
Income (Loss) before income taxes                  (14.1)       27.8        14.6        85.9
Provision for income taxes                           5.4 Cr.     9.6         5.2        33.0
                                                  ------      ------    --------    --------
Net Income (Loss)                                 $ (8.7)     $ 18.2    $    9.4    $   52.9
                                                  ======      ======    ========    ========

Cr. = Credit

 RESULTS OF OPERATIONS - Comparison of Third Quarter 1998 to Third Quarter 1997

     The Company reported a consolidated net loss of $8.7 for the third quarter of 1998 compared to net income of $18.2 for the third quarter of 1997. The decrease in operating profit was the major factor for the decline.

     Net sales of $567.1 for the third quarter of 1998 were 7.9 percent less than the year ago quarter as volume declined by 7.5 percent due primarily to the strike at the General Motors plants and the impact of imports on the cold-finished bar market.

     Cost of goods sold of $521.6, after excluding the one-time charge of $20.7 related to the write up of inventory for purchase accounting under APB No. 16, decreased 6.0 percent due to the reduction in volume shipped during the current quarter.

     Depreciation expense of $27.2 for the current quarter decreased by $6.4 or
19.0 percent from the prior year due to the change in depreciable value and remaining useful lives resulting from the valuation of property, plant, and equipment as of the July 17, 1998 acquisition date.

     Operating profit decreased to $7.8 for the current quarter compared to $40.0 a year ago as a result of the items noted above.

     Interest expense increased $11.5 in the 1998 third quarter from the comparable quarter of last year due to the $700.0 of additional debt incurred as a result of the acquisition.

Comparison of First Nine Months of 1998 to First Nine Months of 1997

     The Company's consolidated net income of $9.4 for the first nine months of 1998 compared to a net income of $52.9 for the comparable period last year. The decline in operating profit was the major reason for this reduction.

     Net sales of $1,793.0 for the first nine months of 1998 were 3.9 percent less than the prior year as sales volume declined by 2.4 percent and average selling prices decreased 1.5 percent. The decline in volume occurred in the third quarter for the reasons noted above in the third quarter comparison.

     Cost of sales for the current year, excluding the one-time charge of $20.7 in the third quarter, decreased 2.0 percent as a result of the reduction in sales volume.

     Depreciation expense for the 1998 period decreased $4.0 from the prior year for the reason noted above in the third quarter comparison.

     The first nine months operating profits were favorably impacted by $2.7 in 1998 as a result of the gain on the sale of the Company's interest in the Walbridge coating line joint venture and by $9.0 in 1997 due to the gain from the sale of the Company's interest in the Wabush iron ore property.

     Operating profit of $63.8 for the current year was $63.5 less than the prior year's results for the reasons noted above.

     Interest expense increased by $10.2 from last year due to additional debt incurred in the 1998 third quarter as noted above.

Liquidity and Financing

     The Company had no cash or cash equivalents at September 30, 1998 compared with $14 at June 30, 1998. There were no short term borrowings at June 30 but $110 was borrowed under the $150 revolving credit facilities at September 30, leaving $40 available.

     In connection with the acquisition of the Company by Ispat on July 16, 1998, the Company received $320 from the sale of common stock, $90 from the sale of preferred stock and $700 from the issuance of First Mortgage Bonds. The Company immediately paid this $1,110 along with $37 of other cash on hand, to Inland Steel Industries, Inc. ("Industries"), its parent prior to July 17, 1998, as payment for the Company's capital stock owned by Industries and to repay intercompany loans and other obligations to Industries.

     In connection with the financing of the acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") (together the "Term Loan Facility") and a $160 letter of credit extending to July 16, 2003 (the "LC", and together with the Term Loan Facility, the "Facilities").

     On July 16, 1998, the Company issued $875 of First Mortgage Bonds as security both under the Facilities and for an interest rate hedge required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700, was issued to an indirect subsidiary of the Borrower who in turn pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160, was issued to the Agent of the benefit of the Pension Benefit Guarantee Corporation ("PBGC") under the LC. Series W, in a principal amount of $15 was issued to the Agent of the benefit of the counterparty to the Hedge.

     As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company and Ispat.

     The Credit Agreement contains covenants that among others things limit or prohibit, the ability of the Company or the Borrower to incur indebtedness, create liens, pay dividends, make investments, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Additionally, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement).

     During the quarter ended September 30, 1998, the Predecessor Company defeased the remaining $26 of Series T First Mortgage Bonds, due December 1, 1998. Additionally, in July, 1998, the Company contributed $25 to the pension plan.

     At September 30, 1998, the Company had $150 of committed revolving credit facilities. Inland Steel Administrative Service Company ("ISAS"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, ISAS entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to ISAS to secure these facilities. The facilities require the maintenance of various financial ratios including minimum net worth and leverage ratios.

     The Company guarantees a pulverized coal injection joint venture loan and its 50 percent share of I/N Kote borrowing amounting to $15 and $167, respectively, at September 30, 1998. As neither of these guarantees has been invoked since inception, the Company does not believe these guarantees will be called upon.

     The ratio of the Company's long-term debt, including the portion due within one year, to capitalization was 71% at September 30, 1998.

     The Company believes that cash flows from operating activities and its ability to borrow under the revolving credit facilities will be adequate to meet the Company's debt service obligations, working capital needs and planned capital expenditures for the foreseeable future.

Year 2000
---------

     In mid-1995 the Company initiated a Formal program to analyze potential Year 2000 problems in business and process systems, to remediate and test all non-compliant systems needed in the new millennium, and to evaluate the Year 2000 status of critical suppliers and service providers.

     In order to coordinate the Year 2000 efforts throughout the Company, a Year 2000 Steering Committee was created to review progress to plan and to address any major issues that may be encountered. The committee meets on a regular basis and representatives from sixteen key areas of the Company report on status of their respective areas.

     Information Technology has identified all business systems, and all components of the hardware infrastructure. At this time, the two major critical business systems (Order Fulfillment System and Manufacturing Automation System) have been remediated and tested to be Year 2000 compliant. All other critical business systems are in the remediation or final testing phases with planned completion dates in the fourth quarter of 1998 and the first quarter of 1999. Non-critical business systems are in the remediation or testing phase with planned completion dates in the second quarter of 1999. The major mainframe IBM operating systems and ancillary support systems, and the Client Server environments are currently being tested with planned completion dates in the first quarter of 1999. The Information Technology teams are also working with end users in departments across the Company to ensure critical management reporting, spreadsheets, personal computers, and equipment with imbedded microprocessors are Year 2000 compliant.

     Process Automation has identified over 16,000 pieces of equipment throughout the Company's manufacturing complex and is on schedule with its remediation and testing plan. Planned completion of all areas is December 31, 1998 with the exception of one furnace control system scheduled for replacement in the first quarter of 1999 at the Hot Mill, and two process systems at I/N Tek and I/N Kote, joint ventures of the Company.

     The Company's personnel are also working with key customers, critical suppliers and service providers to assure that potential Year 2000 issues are remediated and tested in systems interfaces with these business partners. In addition, all Company suppliers have been notified of the Year 2000 issue and the Company's Year 2000 position. Critical suppliers and critical service providers are currently being identified for further assessment of their Year 2000 readiness.

     A Company team is working with all outside processors to assure all communications and business procedures are Year 2000 tested and compliant. The customer communications Information Technology team is working to assure all customer-required communication protocols, formats, and business procedures are Year 2000 tested and compliant. The work of these two teams is to reduce the risk of any type of business disruption to our customers or outside processors.

     The Sales Department is communicating with our customers to assure them that the Company is being proactive in addressing the Year 2000 problem. The Sales Department is also doing a risk assessment of the Company's key customers to understand the ramifications should one or more of these customers fail due to Year 2000 issues.

     All critical business systems will again be tested in late 1999 for assurance that nothing has changed since the 1998 remediation and testing phases.

     The costs include providing awareness of Year 2000 issues, inventory of systems and equipment, impact analysis of systems and equipment, remediation of software and hardware, testing of all systems and hardware, risk assessment of suppliers and customers, and contingency planning. The Company has spent $4.3 to date and anticipates that the remaining costs will be $4.4. The cost of remediation and testing of the two I/N Tek and I/N Kote systems (ASRS & EGL) have not been included in the above figures. Impact analysis and cost estimates are currently being prepared and will be completed in November 1998.

     The Company is doing everything reasonably possible to reduce the risk of disruptions to the Company due to the Year 2000 problem. Although the Company considers it unlikely, the failure by major customers or suppliers, or any delay or oversight in the Company's address of Year 2000 compliance issues could result in an adverse impact on the Company, which could be material, on the results of operations of financial position.

     Contingency plans are in the development phase with scheduled completion in the third quarter of 1999. The plans will be constantly reviewed right down to the actual millennium rollover. A Year 2000 command center will be assembled to address any Year 2000 issues as they may occur. The command center will have plans for emergencies such as power outages, communication failures, police, fire, and emergency medical services requests; have on hand certain types of spare equipment for rapid deployment to departments; have access to programmers and process automation engineers; and any other type of service or equipment that appears to be reasonable to have available in case of failures.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Item 305 of Regulation S-K, quantitative and qualitative disclosures about market risk, does not apply to the Company for the quarter ended September 30, 1998. The Company will address the disclosure requirements of Item 305 in its Form 10-K for the year ended December 31, 1998.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

               On September 1, 1998, the United States Environmental Protection Agency ("U.S. EPA") served the Company with a Complaint, Compliance Order and Notice of Opportunity for Hearing, alleging violations of the Resource Conservation and Recovery Act ("RCRA") arising out of an October 1997 inspection. The Company is in the process of attempting to resolve this matter with U.S. EPA. Based on discussions with U.S. EPA, it is the opinion of the Company that the resolution of this matter will not affect the Company's financial position in any material extent.

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

   (b)    Reports on Form 8-K.

               On July 30, 1998 the Company filed a Current Report on Form 8-K, reporting under Item 1 "Change in Control of Registrant" that, on July 16, 1998, the Company, a former wholly owned subsidiary of Industries which constituted the steel manufacturing and related operations segment of Industries consolidated operations, merged with Inland Merger Sub, Inc., a subsidiary of Ispat International N.V. ("Ispat"), pursuant to an agreement and plan of merger dated May 27, 1998, as amended as of July 16, 1998 (the "Merger Agreement"), among Industries, the Predecessor Company, Ispat and Inland Merger Sub, Inc. (The "ISC/Ispat Transaction"). The Company was the surviving company in the merger. As a result of the ISC/Ispat Transaction, the Company became a wholly owned subsidiary of Ispat.

               On August 28, 1998 the Company filed a Current Report on Form 8-K, reporting under Item 4 "Changes in Registrant's Certifying Accountant" a change in the Company's certifying accountant.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ISPAT INLAND INC.




                                       By: Michael G. Rippey
                                           ---------------------------
                                           Michael G. Rippey
                                           Vice President - Finance
                                           and Chief Financial Officer



Date: November 11, 1998

                                 EXHIBIT INDEX

Exhibit                                                                                             Sequential
Number                                        Description                                           Page No.
-------                                       -----------                                           ----------
2.       Agreement and Plan of Merger, dated as of May 27, 1998 between Ispat International
         N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland Steel Company.
         (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 9,
         1998, and incorporated by reference herein.)                                                      --

2.1      Amendment to Agreement and Plan of Merger dated as of July 16, 1998 between Ispat
         International N.V., Inland Steel Industries, Inc., Inland Merger Sub, Inc. and Inland
         Steel Company. (Filed as Exhibit 2.2 to the Inland Steel Industries, Inc. Current Report
         on Form 8-K filed on July 20, 1998, and incorporated by reference herein.)                        --

3.(i)    Copy of Restated Certificate of Incorporation of the Company..............................

3.(ii)   Copy of By-Laws of the Company, as amended.  (Filed as Exhibit 3.(ii) to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and
         incorporated by reference herein.)                                                                --

27       Financial Data Schedule...................................................................