Form 10-K405
period 1998-12-31
ISPAT INLAND INC
filed 1999-03-19
CIK 50548

                                                                            1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   [ ]            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from           to

                           Commission File No. 1-2438

                               ISPAT INLAND INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-1262880
           (State of Incorporation)                 (I.R.S. Employer Identification No.)
  3210 WATLING STREET, EAST CHICAGO, INDIANA                     (ZIP CODE)
   (Address of principal executive offices)                        46312

     Registrant's telephone number, including area code: (219) 399-1200

     Registrant meets the conditions set forth in general instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                   -----------------------------------------
First Mortgage Bonds:
  Series R, 7.90% Due January 15, 2007............    New York Stock Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of February 26, 1999 was 100, all of which shares were owned by Ispat Inland Holdings, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Ispat Inland Inc. (the "Company" or the "Successor Company"), a Delaware corporation and an indirect wholly owned subsidiary of Ispat International N.V. ("Ispat"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures.

     The Company has a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and in related raw materials operations.

     On July 16, 1998, Ispat acquired Inland Steel Company (the "Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). The Predecessor Company was renamed Ispat Inland Inc. on September 1, 1998. Ispat paid $1,143.1 million, plus an assumption of certain liabilities or obligations, to acquire the Predecessor Company.

OPERATIONS

GENERAL

     The Company is directly engaged in the production and sale of steel and related products. Certain Company subsidiaries and affiliates are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and steel galvanizing lines. All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel products.

     The Company has two divisions--the Flat Products division and the Bar division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and certain related semi-finished products for the automotive, steel service center, appliance, office furniture and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products to the automotive industry directly as well as through forgers and cold finishers, and also sells to steel service centers and heavy equipment manufacturers.

     The Company and Nippon Steel Corporation ("NSC") are in joint ventures that operate steel-finishing facilities near New Carlisle, Indiana. The total cost of these two facilities, I/N Tek and I/N Kote, was approximately $1.1 billion. I/N Tek, owned 60% by a wholly owned subsidiary of the Company and 40% by an indirect wholly owned subsidiary of NSC, operates a cold-rolling mill. I/N Kote, owned equally by a wholly owned subsidiary of the Company and by an indirect wholly owned subsidiary of NSC, operates two galvanizing lines.

RAW STEEL PRODUCTION AND MILL SHIPMENTS

     The following table shows, for the three years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                                                                    RAW STEEL PRODUCTION
                                                                -----------------------------
                                                                                 % OF U.S.
                                                                (000 TONS*)    STEEL INDUSTRY
                                                                -----------    --------------
1998........................................................       5,669              5.3%**
1997........................................................       5,814              5.4
1996........................................................       5,519              5.3

---------------

*  Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 92% of raw steel production of the Company in both 1998 and 1997. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1994 through 1998 was 5.2 million tons in 1998; 5.3 million tons in 1997; 5.1 million tons in each of 1996 and 1995, and 5.2 million tons in 1994. In 1998, sheet, strip and certain related semi-finished products accounted for 84% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 16%.

     In each of 1998 and 1997, approximately 92% and 94% of the shipments of the Flat Products division and 96% and 98%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 74% of the shipments of the Flat Products division and 89% of the shipments of the Bar division in 1998 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 76% and 92% in 1997. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel mill products accounted for 30.1% of the domestic market in 1998, up from 24.1% in 1997 and 26.4% in 1984. Many foreign producers are owned, controlled, or subsidized by their governments, allowing them to ship steel products into the domestic market despite decreased profit margins or losses on such sales.

     Mini-mills provide significant competition in various product lines. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including the Company. Mini-mills have been adding capacity and expanding their product lines in recent years to produce larger structural products and certain flat rolled products. Thin-slab casting technologies have allowed mini-mills to enter certain sheet markets traditionally supplied by integrated producers. Several mini-mills using this advanced technology are in operation in the United States and a significant increase in modern mini-mill capacity is underway in the United States.

     For the three years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets.

                                                                       PERCENTAGE OF
                                                                       TOTAL TONNAGE
                                                                     OF STEEL SHIPMENTS
                                                                  ------------------------
                                                                  1998      1997      1996
                                                                  ----      ----      ----
Steel Service Centers.......................................       34%(1)    34%(1)    35%(1)
Automotive..................................................       32        29        27
Steel Converters/Processors.................................       13        17        14
Appliance...................................................       10         9         9
Industrial, Electrical and Farm Machinery...................        7         7         8
Construction and Contractors' Products......................        2         2         2
Other.......................................................        2         2         5
                                                                  ---       ---       ---
                                                                  100%      100%      100%
                                                                  ===       ===       ===

---------------

(1) The service center percentages above include shipments to prior affiliates of the Company of 6% in 1998, 9% in 1997, and 10% in 1996. The reduced amount in 1998 reflects the change in status of Ryerson Tull, Inc. to a non-affiliate due to the Ispat acquisition of the Company on July 16, 1998.

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In 1998, approximately 42% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 74% of the finished steel shipped to customers during 1998 was transported by truck, with the remainder transported primarily by rail. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 12% of the total tonnage of products transported by truck in 1998.

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

RAW MATERIALS

     The Company obtains iron ore pellets primarily from two iron ore properties, in which subsidiaries of the Company have varying interests--the Empire Mine in Michigan and the Minorca Mine in Minnesota.

     During the second quarter of 1997, the Company completed the sale of its interest in the Wabush Mines located in Labrador and Quebec, Canada. The Company entered into a contract with the purchaser of such interest, effective January 1, 1997 and expiring December 31, 2006, to sell to the Company, at prices approximating market, any of the Company's iron ore pellet requirements up to one million gross tons annually not met by pellet sources in which the Company owns an equity interest. See "Properties Relating to Operations--Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

     The following table shows (1) the iron ore pellets available to the Company, as of December 31, 1998, from properties of its subsidiary and through interests in raw materials ventures; (2) 1998 and 1997 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1998 and 1997.

                                                           IRON ORE
                                                    TONNAGES IN THOUSANDS
                                                   (GROSS TONS OF PELLETS)
                                            --------------------------------------         % OF
                                                                      PRODUCTION      REQUIREMENTS(1)
                                              AVAILABLE AS OF       --------------    ---------------
                                            DECEMBER 31, 1998(2)    1998     1997     1998      1997
                                            --------------------    -----    -----    -----     -----
ISPAT INLAND MINING COMPANY
Minorca--Virginia, MN...................           54,378           2,756    2,583    39%       35%
IRON ORE VENTURE
Empire (40% owned)--Palmer, MI..........           63,200           3,360    3,389     46        45
                                                  -------           -----    -----     --        --
  Total Iron Ore........................          117,578           6,116    5,972    85%       80%
                                                  =======           =====    =====     ==        ==

---------------

(1) Requirements in excess of production are purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of the Company's coal requirements are satisfied from independent sources. In April 1996, the Company entered into a contract to purchase one million tons of steam coal for the period of April 1, 1996 to December 31, 1997. The Company purchased 39% of its 1997 coal requirements under such contract, representing 74% of its steam coal requirements. The balance of steam coal requirements for 1997 and all of the requirements for 1998 were met through short-term contracts. In connection with commencement of operations of the heat recovery coke battery and associated energy facility discussed below (which are not assets of the Company), the Company's coal fired generating station was temporarily idled in the second quarter of 1998, thereby eliminating steam coal requirements for such period.

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 1998, the PCI facility's coal needs were satisfied under a requirements contract subject to a force majeure provision.

     The Company, Sun Coal and Coke Company ("Sun") and a unit of NIPSCO Industries have jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO Industries designed, built, financed, and operates the portion of the project which cleans the coke plant's flue gas and converts the heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. The Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. During 1998, the Company satisfied 36% of its total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement.

     The remainder of the Company's coke needs are supplied through third party purchases. One of the Company's two purchase contracts requires the purchase of approximately 300,000 tons of coke during its final year, 1999, at a price approximating market price. The Company's other contract requires the purchase of 350,000 tons of coke annually through the year 2000, on a take-or-pay basis, with a provision allowing the Company to sell the coke to others. The price is determined annually based on certain market determinants.

     The Company sold all of its limestone and dolomite properties in September 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Indiana Harbor Works through 2002.

     Approximately 83% of the iron ore pellets and all of the limestone received by the Company at its Indiana Harbor Works in 1998 were transported by Inland's one leased and three formerly owned ore carriers. Inland's leased ore carrier was returned on March 12, 1999. Inland's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers will be managed by the new owner, but their shipping services will be retained by Inland under a time-charter. Agreements are in effect for the transportation on the Great Lakes of the remainder of Inland's iron ore pellet requirements. Approximately 9% of the Company's coal requirements were transported in its hopper cars by unit train in 1998. The remainder of the Company's coal requirements was transported in independent carrier-owned equipment or leased equipment. Approximately 22% of the Company's coke requirements in 1998 were transported in its own hopper cars, 53% in leased hopper cars, 11% in independent carrier-owned hopper cars, and 14% in independent carrier-owned river barges.

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

                                                                1998    1997    1996
                                                                ----    ----    ----
Sheet and Strip.............................................     82%     81%     81%
Bar.........................................................     18      19      19
                                                                ---     ---     ---
                                                                100%    100%    100%
                                                                ===     ===     ===

     Sales to Ryerson Tull, Inc. approximated 11% of consolidated net sales in the period from July 17, 1998 through December 31, 1998. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the period.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1998, are set forth below. Net capital additions during such period aggregated $538.4 million.

                                                  DOLLARS IN MILLIONS
                                        ---------------------------------------
                                                     RETIREMENTS                   NET CAPITAL
                                        ADDITIONS     OR SALES      ADJUSTMENTS     ADDITIONS
                                        ---------    -----------    -----------    -----------
1998................................     $ 65.4         $ 3.1          $2.9          $ 65.2(1)
1997................................       98.4          40.8           6.1            63.7
1996................................      155.8           8.5           5.6           152.9
1995................................      113.9          36.7           1.5            78.7
1994................................      223.7          47.8           2.0           177.9

---------------

(1) 1998 results do not reflect the revaluation of property, plant and equipment performed as a result of the acquisition of the Company on July 16, 1998.

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

     The amount budgeted for 1999 capital expenditures by the Company and its subsidiaries is approximately $84 million. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries receiving pay during 1998 was approximately 8,800. At year-end, approximately 6,600 employees were represented by the United Steelworkers of America, of whom approximately 190 were on furlough or indefinite layoff. Total employment costs increased from $642 million in 1997 to $649 million in 1998 as the reduction in salaries and wages was more than offset by an increase in postretirement health care expense. Under workforce reduction programs, the Company reduced the salaried workforce by 24% during 1997 and 1998.

     The current labor agreement between the Company and the United Steelworkers of America, effective August 1, 1993, covers wages and benefits through July 31, 1999. Among other things, the agreement provided a wage increase of $.50 per hour in 1995 and a $500 bonus in each of 1993 and 1994 (totaling in each case approximately $4 million). All active employees received an additional week of vacation in 1994 and in 1996. The agreement provided for a reopener on wages and certain benefits in 1996 with an arbitration provision to resolve unsettled issues, thereby precluding a work stoppage over the six-year term of the contract. On September 17, 1996 an arbitrator issued a decision selecting the Company's final offer of terms covering the second half of the six year agreement. The terms provided a wage increase of $.50 per hour retroactive to August 1, 1996 with increases of $.25 an hour in 1997 and 1998. A $1,000 lump sum was paid to active employees in each of the three remaining years of the contract (totaling approximately $19 million). One additional holiday was provided and retirement benefits were increased for active employees. The 1993 agreement also provided for election of a union designee acceptable to the Board of Directors (Dr. Robert B. McKersie is such union designee), restrictions on the ability of the Company to reduce the union workforce (generally limited to attrition and major facilities shutdowns) while allowing greater flexibility to institute work rule changes, quarterly rather than annual payment of profit sharing amounts, significant improvements in pension benefits for active employees, and the securing of retiree health care obligations through certain trust and second mortgage arrangements. "First dollar" health care coverage is eliminated under the agreement through the institution of co-payments and increased deductibles on medical benefit. The Company currently expects to begin negotiations with the union for a new labor agreement well in advance of the contract termination date.

ENVIRONMENT

     The Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of waste material. These include various federal statutes regulating the discharge or release of pollutants to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act ("RCRA"), Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal actions and could also result in substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the United States Environmental Protection Agency (the "EPA") has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict, joint and several.

     Capital spending for pollution control projects totaled $2 million in 1998 versus $6 million in 1997. Another $44 million was spent in 1998 to operate and maintain such equipment, versus $46 million a year earlier. During the five years ended December 31, 1998, the Company has spent $277 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration, will require capital expenditures of approximately $4 million in 1999. It is anticipated that the Company will make annual capital expenditures of $2 million to $5 million in each of the four years thereafter. In addition, the Company will have ongoing annual expenditures of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the 1990 EPA lawsuit, the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, however, are not expected to be material to the financial position or results of operations of the Company.

     See Item 3 below for information concerning certain proceedings pertaining to environmental matters in which the Company is involved.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 68% of the energy consumed by the Company at the Indiana Harbor Works in 1998.

     Natural gas and fuel oil supplied approximately 28% of the energy requirements of the Indiana Harbor Works in 1998 and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1998, the Company produced approximately 31% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of NIPSCO Industries also leased land at the Indiana Harbor Works where it built a 90 megawatt turbine generating facility. Pursuant to a 15-year toll-charge between the Company and the NIPSCO Industries subsidiary, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. The facility became operational in 1998.

     A subsidiary of NIPSCO has leased land at the Indiana Harbor Works and built a 75 megawatt steam turbine generating facility on such land. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the turbine facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. During 1998, this facility produced 21% of the purchased electricity requirements of the Indiana Harbor Works.

ITEM 2.  PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

STEEL PRODUCTION

     All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line, are held by the Company under leasing arrangements. The Company purchased the equity interest of the lessor of the No. 2 BOF Shop Caster Facility in March 1994 and assumed caster-related debt, which was repaid by year-end 1994. The Company has granted the Pension Benefit Guaranty Corporation ("PBGC") a lien upon the Caster Facility to secure the payment of future pension funding obligations. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the Caster Facility and leased equipment, is subject to the lien of the First Mortgage of the Company dated April 1, 1928, as amended and supplemented. The Indiana Harbor Works is also subject to a second lien in favor of the United Steelworkers of America to secure a post retirement health benefit. See "Operations--Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

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

     During 1998, the Company sold its remaining interest in Walbridge Coatings, but retained the right to use the facility, on a tolling basis, for certain of its electrogalvanizing and other processing needs through the year 2001.

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

     A subsidiary of the Company owns a fleet of 402 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. The Company time-charters three vessels for the transportation of iron ore and limestone on the Great Lakes. During 1998, the Company transferred ownership of such vessels to a third party subject to a lien in favor of the PBGC on the vessels to secure the payment of future pension funding obligations. See "Operations--Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

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

Iron Ore

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                               ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                          (IN THOUSANDS OF
                  PROPERTY                           LOCATION          GROSS TONS OF PELLETS)
                  --------                           --------          ----------------------
Empire Mine.................................    Palmer, Michigan               8,400
Minorca Mine................................    Virginia, Minnesota            2,700

     The Empire Mine is operated by the Empire Iron Mining Partnership, in which the Company has a 40% interest. The Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Company has granted the PBGC a lien on the Minorca Mine property to secure the payment of future pension funding obligations. The Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

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

OTHER PROPERTIES

     The Company and one of its subsidiaries lease, under an arrangement, approximately 20% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois. The Company's property lease agreement terminates December 31, 2001.

     A subsidiary of the Company holds in fee at various locations an aggregate of approximately 20 acres of land, all of which is for sale. The Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale.

ITEM 3.  LEGAL PROCEEDINGS.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990. The consent decree included a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works through 1997 costing approximately $7 million, and sediment remediation of portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin estimated to cost approximately $19 million over the next several years. The fine and estimated remediation costs were provided for in 1991 and 1992. The Company's reserve for environmental liabilities in connection with the consent decree totaled $27 million at year-end 1998. The consent decree also defines procedures for corrective action at the Company's Indiana Harbor Works. The procedures defined establish essentially a three-step process, each step of which requires agreement of the EPA before progressing to the next step in the process, consisting of: assessment of the site (including stabilization measures), evaluation of corrective measures for remediating the site, and implementation of the remediation plan according to the agreed-upon procedures. The Company is presently assessing the extent of environmental contamination. The Company anticipates that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and extent of the contamination nor the corrective actions can be determined until the assessment of environmental contamination and evaluation of corrective measures is completed, the Company cannot presently reasonably estimate the costs of or the time required to complete such corrective actions. Such corrective actions may, however, require significant expenditures over the next several years that may be material to the financial position and results of operations of the Company. Insurance coverage with respect to such corrective actions is not significant.

     On March 22, 1985, the EPA issued an administrative order to the Company's former Inland Steel Container Company Division ("Division") naming the former Division and various other unrelated companies as responsible parties under CERCLA in connection with the cleanup of a waste disposal facility operated by Duane Marine Salvage Corporation at Perth Amboy, New Jersey. The administrative order alleged that certain of the former Division's wastes were transported to, and disposed of at, that facility and required the Company to join with other named parties in taking certain actions relating to the facility. The Company and the other administrative order recipients have completed the work required by the order. In unrelated matters, the EPA also advised the former Division and various other unrelated parties of other sites located in New Jersey at which the EPA expects to spend public funds on any investigative and corrective measures that may be necessary to control any releases or threatened releases of hazardous substances, pollutants and contaminants pursuant to the applicable provisions of CERCLA. The notice also indicated that the EPA believes the Company may be a responsible party under CERCLA. The extent of the Company's involvement and participation in these matters has not yet been determined. While it is not possible at this time to predict the amount of the Company's potential liability, none of these matters is expected to materially affect the Company's financial position. Results of operations could be materially affected for the particular reporting periods in which expenses are incurred.

     The Company received a Special Notice of Potential Liability ("Special Notice") from the Indiana Department of Environmental Management ("IDEM") on February 18, 1992 relating to the Four County Landfill Site, Fulton County, Indiana (the "Facility"). The Special Notice stated that IDEM has documented the release of hazardous substances, pollutants and contaminants at the Facility and was planning to spend public funds to undertake an investigation and control the release or threatened release at the Facility unless IDEM determined that a potentially responsible party ("PRP") will properly and promptly perform such action. The Special Notice further stated that the Company may be a PRP and that the Company, as a PRP, may have potential liability with respect to the Facility. In August 1993, the Company, along with other PRPs, entered into an Agreed Order with IDEM pursuant to which the PRPs agreed to perform a Remedial Investigation/Feasibility Study ("RI/FS") for the Facility and pay certain past and future IDEM costs. In addition, the PRPs agreed to provide funds for operation and maintenance necessary for stabilization of the Facility. The costs which the Company has agreed to assume under the Agreed Order are not currently anticipated to exceed $700,000. The cost of the final remedies which will be determined to be required with respect to the Facility cannot be reasonably estimated until, at a minimum, the RI/FS is completed. The Company is therefore unable to determine the extent of its potential liability, if any, relating to the Facility or whether this matter could materially affect the Company's financial position or results of operations.

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

     On September 1, 1998, the EPA served the Company with a Complaint, Compliance Order and Notice of Opportunity for Hearing, alleging violations of the RCRA arising out of an October 1997 inspection of the Company's No. 1 Electric Furnace Shop. This matter was resolved with the entry of a Consent Agreement and Consent Order in December 1998, under which the Company paid a civil penalty in the amount of $248,171 and agreed to undertake a plan for the enclosure of its electric furnace dust unloading operation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Ispat. No common stock dividends have been declared during the past two years. In connection with Ispat's acquisition of the Company, an affiliate of the Company entered into a credit agreement dated July 16, 1998 (the "Credit Agreement") for a $860 million senior secured term credit facility. The terms of the Credit Agreement restrict the payment of dividends and other Restricted Payments (as defined in the Credit Agreement). At December 31, 1998, $10 million of dividends or other Restricted Payments could have been paid.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction J(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction J(2), the information called for by this Item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     On July 16, 1998, Ispat acquired the Predecessor Company from Industries in accordance with the Acquisition Agreement. The Predecessor Company was renamed Ispat Inland Inc. on September 1, 1998. Ispat paid $1,143.1 million, plus an assumption of certain liabilities or obligations, to acquire the Predecessor Company.

     As a result of the Acquisition, the capital structure and accounting basis of the assets and liabilities of the Company after July 16, 1998 differ from those of the Predecessor Company in prior periods. Financial data of the Predecessor Company for periods prior to and through July 16, 1998 are presented on a historical cost basis. Financial data of the Company thereafter reflects the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their estimated fair values. The allocation of the purchase price may be adjusted upon the final results of gathering certain necessary information primarily related to the finalization of liabilities assumed.

     To facilitate the discussion below of the year ended December 31, 1998 against the results of operations for the same period of 1997, the historical operations of the Successor Company and Predecessor Company have been combined.

     The following table summarizes selected earnings and other data:

                                                                  1998        1997
                                                                --------    --------
                                                                DOLLARS AND TONS IN
                                                                      MILLIONS
Net sales...................................................    $2,385.4    $2,467.5
Operating profit............................................       113.1       143.8
Net income..................................................        26.1        54.8
Net tons shipped............................................         5.2         5.3

     Reported net income declined from $54.8 million in 1997 to $26.1 million in 1998. In part, the decline in net income was attributable to the Acquisition, more specifically due to the write-up of inventory, valuation of assets and increased interest expense discussed below.

     Net sales declined $82.1 million in 1998 from 1997. Approximately half of this decline was due to reduced shipments and the remainder was the result of lower average realizing prices. The reduction in shipments and prices resulted mainly from the increase in imports, partially offset by the improved mix of products sold.

     Cost of goods sold (excluding depreciation) for 1998 was negatively impacted by a $20.7 million one-time charge related to the write-up of inventory for purchase accounting under Accounting Principles Board

Opinion No. 16, "Business Combinations." Excluding this one-time charge, cost of goods sold decreased $66.8 million, in part due to the reduction in shipments, but more significantly due to the savings achieved from a purchasing cost reduction program as well as a salaried workforce reduction that occurred at the beginning of the fourth quarter. Depreciation expense decreased in 1998 by $11.4 million from the prior year due to the change in depreciable value and remaining useful lives resulting from the valuation of property, plant and equipment as of the July 16, 1998 acquisition date.

     Both years benefited from gains on the sale of assets. A $2.7 million gain in 1998 resulted from the sale of the Company's interest in the Walbridge coating line joint venture and a gain of $9.0 million was recorded in 1997 from the sale of the Company's interest in the Wabush iron ore property.

     Interest expense increased by $22.5 million in 1998 due to the $700.0 million of debt incurred as a result of the Acquisition.

YEAR 2000

     In mid-1995 the Company initiated a formal program to analyze potential Year 2000 problems in business and process systems, to remediate and test all non-compliant systems needed in the new millennium, and to evaluate the Year 2000 status of critical suppliers and service providers.

     In order to coordinate the Year 2000 efforts throughout the Company, a Year 2000 Steering Committee was created to review progress to plan and to address any major issues that may be encountered. The committee meets on a regular basis and representatives from sixteen key areas of the Company report on the status of their respective areas.

     Information Technology has identified all business systems, and all components of the hardware infrastructure. At this time, the three major most critical business systems (Order Fulfillment System, Manufacturing Automation System, and the Manix System) and the major mainframe IBM operating systems and ancillary support systems have been remediated and validated as Year 2000 compliant. All other critical business systems are in the final testing or validation phases with planned completion dates by the end of March 1999. Non-critical business systems are in the remediation or final testing phases with planned completion dates by the end of June 1999. The PC/LAN and Client Server environments are in the validation phase with planned completion dates by the end of June 1999. The Information Technology teams are also working with end users in departments across the Company to ensure critical management reporting, spreadsheets, personal computers, and equipment with imbedded microprocessors are Year 2000 compliant. Planned completion of this activity is June 1999.

     Process Automation has identified over 16,000 pieces of equipment throughout the Company's manufacturing complex and is on schedule with its remediation and testing plan. Remediation and testing of all Process Automation equipment will be completed by March 31, 1999 with the exception of I/N Tek and I/N Kote Automated Storage & Retrieval System (ASRS) and Automated Guided Vehicle System (AGV) and seven non-critical other systems. Planned completion of the ASRS is the end of April 1999 and of the AGV is the end of June 1999. Planned completion of the seven non-critical other systems ranges from April 15 to the end of June 1999.

     The Company's personnel are also working with key customers, critical suppliers and service providers to assure that potential Year 2000 issues are remediated and tested in systems interfaces with these business partners. In addition, all Company suppliers have been notified of the Year 2000 issue and the Company's Year 2000 position. Critical suppliers have been identified and the Purchasing Department is in the process of further assessment of these selected vendors as to their Year 2000 readiness and the risk they may impose on the Company.

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

     The Sales Department is communicating with our customers to assure them that the Company is being proactive in addressing the Year 2000 problem. The Sales Department is also doing a risk assessment of the Company's key customers to understand the ramifications of customer problems due to Year 2000 issues. Planned completion of this activity is June 1999.

     All critical business systems will again be tested in late 1999 for assurance that nothing has changed since the 1998 remediation and testing phases.

     The costs of becoming Year 2000 compliant include providing awareness of Year 2000 issues, inventory of systems and equipment, impact analysis of systems and equipment, remediation of software and hardware, testing and validation of all systems and hardware, risk assessment of suppliers and customers, and contingency planning. The Company has spent $5.5 million to date and anticipates that the remaining costs will be $3.0 million. Impact analysis and cost estimates are updated monthly. At this time, there are no other projects being delayed that will affect operations or estimated costs due to Year 2000 projects.

     The Company is doing everything reasonably possible to reduce the risk of disruptions to the Company due to the Year 2000 problem. Although the Company considers it unlikely, the failure by major customers or suppliers, or any delay or oversight in the Company's efforts to address Year 2000 compliance issues could result in an adverse impact on the Company, which could be material to its result of operations or financial position.

     Contingency plans are in the development phase with scheduled completion in the third quarter of 1999. The plans will be constantly reviewed through the actual millennium rollover. A Year 2000 command center will be assembled to address any Year 2000 issues as they may occur. The command center will have plans for emergencies such as power outages, communication failures, police, fire, and emergency services requests; have on hand certain types of spare equipment for rapid deployment to departments; have access to programmers and process automation engineers; and have available other service equipment that appears to be appropriate in case of failures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had $982.4 million of long-term debt (including debt due within one year) outstanding at December 31, 1998. Of this amount, $696.5 million is floating rate debt of which $450.0 million is hedged by a 5 year interest rate collar. The remaining $285.9 million of fixed rate debt had a fair value of $267.3 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 1998, the fair value of this fixed rate debt would be estimated to be $281.6 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 1998 would reduce pre-tax income by $7.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Successor Company called for by this Item, together with the Independent Auditors' Report dated January 15, 1999, are set forth on pages F-2 to F-22 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Predecessor Company called for by this Item, together with the Report of Independent Accountants dated January 8, 1999, are set forth on pages F-23 to F-40 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Consolidated quarterly sales and earnings information of the Successor Company for the period from July 17, 1998 through December 31, 1998 is set forth in Note 16 of Notes to Consolidated Financial Statements (see F-19), which is hereby incorporated by reference into this Item. Consolidated quarterly sales and earnings information of the Predecessor Company for the period from January 1, 1998 through July 16, 1998 and the year 1997 is set forth in Note 16 of Notes to Consolidated Financial Statements (see F-39), which is hereby incorporated by reference into this Item.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-40 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             Independent Auditors' Report dated January 15, 1999

             Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income for the period from July 17, 1998 through December 31, 1998--Successor Company

             Consolidated Statement of Cash Flows for the period from July 17, 1998 through December 31, 1998--Successor Company

             Consolidated Balance Sheet at December 31, 1998--Successor Company

             Consolidated Statement of Stockholders' Equity for the period from July 17, 1998 through December 31, 1998--Successor Company

             Notes to Consolidated Financial Statements--Successor Company

             Financial Statement Schedule II (Reserves) for the period from July 17, 1998 through December 31, 1998--Successor Company

             Report of Independent Accountants dated January 8, 1999

             Consolidated Statements of Operations and Reinvested Earnings for the two years ended December 31, 1997 and for the period from January 1, 1998 through July 16, 1998--Predecessor Company

             Consolidated Statements of Cash Flows for the two years ended December 31, 1997 and for the period from January 1, 1998 through July 16, 1998--Predecessor Company

             Consolidated Balance Sheet at December 31, 1997--Predecessor
        Company

             Schedules to Consolidated Financial Statements at December 31, 1997, relating to:

                Property, Plant and Equipment--Predecessor Company

                Long-Term Debt--Predecessor Company

             Statement of Accounting and Financial Policies--Predecessor Company

             Notes to Consolidated Financial Statements--Predecessor Company

             Financial Statement Schedule II (Reserves) for the two years ended December 31, 1997 and for the period from January 1, 1998 through July 16, 1998--Predecessor Company

          2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (B) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                     INDEX

                                       TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                              (SUCCESSOR COMPANY)

                                      AND

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                             (PREDECESSOR COMPANY)

                            ITEM                                PAGE
                            ----                                ----
Independent Auditors' Report................................    F-2
Consolidated Statement of Operations and Consolidated
  Statement of Comprehensive Income for the period from July
  17, 1998 through December 31, 1998--Successor Company.....    F-3
Consolidated Statement of Cash Flows for the period from
  July 17, 1998 through December 31, 1998--Successor
  Company...................................................    F-4
Consolidated Balance Sheet at December 31, 1998--Successor
  Company...................................................    F-5
Consolidated Statement of Stockholders' Equity for the
  period from July 17, 1998 through December 31,
  1998--Successor Company...................................    F-6
Notes to Consolidated Financial Statements--Successor
  Company...................................................    F-7
Financial Statement Schedule II (Reserves) for the period
  from July 17, 1998 through December 31, 1998--Successor
  Company...................................................    F-22
Report of Independent Accountants...........................    F-23
Consolidated Statements of Operations and Reinvested
  Earnings for the two years ended December 31, 1997 and for the period from January 1, 1998 through July 16,1998
  Predecessor Company.......................................    F-24
Consolidated Statements of Cash Flows for the two years
  ended December 31, 1997 and for the period from January 1,
  1998 through July 16, 1998-- Predecessor Company..........    F-25
Consolidated Balance Sheet at December 31, 1998--Predecessor
  Company...................................................    F-26
Schedules to Consolidated Financial Statements at December
  31, 1997, relating to Property, Plant, and Equipment, and
  Long-Term Debt--Predecessor Company.......................    F-27
Statement of Accounting and Financial Policies--Predecessor
  Company...................................................    F-28
Notes to Consolidated Financial Statements--Predecessor
  Company...................................................    F-29
Financial Statement Schedule II (Reserves) for the two years ended December 31, 1997 and for the period from January 1,
  1998 through July 16, 1998--Predecessor Company...........    F-39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of ISPAT INLAND INC.:

     We have audited the accompanying consolidated balance sheet of Ispat Inland Inc. and its subsidiaries (the "Successor Company") as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the period July 17, 1998 through December 31, 1998. Our audit also included the financial statement schedule II as of December 31, 1998 and for the period July 17, 1998 through December 31, 1998 listed at Item 14a. These financial statements and schedule are the responsibility of the Successor Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company at December 31, 1998, and the consolidated results of their operations and their cash flows for the period July 17, 1998 through December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of December 31, 1998 and for the period July 17, 1998 through December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
January 15, 1999

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     PERIOD FROM
                                                                JULY 17, 1998 THROUGH
                                                                  DECEMBER 31, 1998
                                                                ---------------------
                                                                DOLLARS IN MILLIONS
Net sales...................................................         $  1,075.4
Operating costs and expenses:
  Cost of goods sold (excluding depreciation)...............              946.9
  Selling, general and administrative expenses..............               19.2
  Depreciation..............................................               46.8
                                                                     ----------
     Total..................................................            1,012.9
                                                                     ----------
Operating profit............................................               62.5
Other expense:
  General corporate expense, net of income items............                4.6
  Interest and other expense on debt........................               41.1
                                                                     ----------
Income before income taxes..................................               16.8
Provision for income taxes (Note 9).........................                4.5
                                                                     ----------
     Net income.............................................         $     12.3
                                                                     ==========

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                     PERIOD FROM
                                                                JULY 17, 1998 THROUGH
                                                                  DECEMBER 31, 1998
                                                                ---------------------
                                                                DOLLARS IN MILLIONS
Net Income..................................................           $  12.3
Other comprehensive loss, net of tax:
  Unrealized loss on securities.............................              (0.1)
  Minimum pension liability adjustment related to joint
     ventures...............................................              (0.7)
                                                                       -------
     Total..................................................              (0.8)
                                                                       -------
     Comprehensive Income...................................           $  11.5
                                                                       =======

                See Notes to Consolidated Financial Statements.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    PERIOD FROM
                                                               JULY 17, 1998 THROUGH
                                                                 DECEMBER 31, 1998
                                                               ---------------------
                                                               DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income................................................         $    12.3
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation...........................................              46.8
     Deferred employee benefit cost.........................             (19.5)
     Amortization of debt premium...........................              (0.7)
     Deferred income taxes..................................              (2.5)
     Change in:
       Receivables..........................................             (25.1)
       Inventories..........................................             (47.6)
       Accounts payable.....................................              12.2
       Bank overdrafts......................................              17.8
       Payables to/receivables from related companies.......              29.6
       Accrued salaries and wages...........................               2.9
       Other accrued liabilities............................              (4.7)
     Other items............................................             (36.2)
                                                                     ---------
       Net adjustments......................................             (27.0)
                                                                     ---------
       Net cash from operating activities...................             (14.7)
                                                                     ---------
INVESTING ACTIVITIES
  Capital expenditures......................................             (24.7)
  Investments in and advances to joint ventures, net........              10.8
  Payments for acquisition..................................          (1,143.1)
                                                                     ---------
     Net cash from investing activities.....................          (1,157.0)
                                                                     ---------
FINANCING ACTIVITIES
  Proceeds from sale of common stock........................             320.0
  Proceeds from sale of preferred stock.....................              90.0
  Long-term debt issued.....................................             707.7
  Long-term debt retired....................................              (8.5)
  Proceeds from note receivable from related company........               0.3
  Short-term borrowings.....................................              50.0
                                                                     ---------
     Net cash from financing activities.....................           1,159.5
                                                                     ---------
  Net change in cash and cash equivalents...................             (12.2)
  Cash and cash equivalents--beginning of period............              27.9
                                                                     ---------
  Cash and cash equivalents--end of period..................         $    15.7
                                                                     =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
     Interest (net of amount capitalized)...................         $    29.5
     Income taxes, net......................................                --
  Noncash activity:
     Deferred tax asset related to comprehensive loss
      items.................................................         $     0.4

                See Notes to Consolidated Financial Statements.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31, 1998
                                                              -----------------------
                                                                DOLLARS IN MILLIONS
                                                              (EXCEPT PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................         $   15.7
  Receivables less provision for allowances, claims and
     doubtful accounts of $17.1.............................            241.4
  Inventories (Note 3)......................................            585.5
                                                                     --------
     Total current assets...................................            842.6
Investments in and advances to joint ventures...............            227.7
Property, plant and equipment (Note 4)......................          1,968.7
Receivables from related companies..........................             11.9
Deferred income taxes (Note 9)..............................              2.9
Deferred charges and other assets...........................             55.7
                                                                     --------
     Total assets...........................................         $3,109.5
                                                                     ========
LIABILITIES
  Current liabilities:
  Accounts payable..........................................         $  185.0
  Bank overdrafts...........................................             17.8
  Borrowings under revolving credit facility (Note 5).......            100.0
  Payables to related companies.............................             30.7
  Accrued liabilities:
     Salaries, wages and commissions........................             57.2
     Taxes..................................................             90.9
     Interest on debt.......................................              4.7
     Other..................................................             18.7
  Long-term debt due within one year (Note 6)
     Related companies......................................              7.0
     Other..................................................              4.0
                                                                     --------
       Total current liabilities............................            516.0
Long-term debt (Note 6)
  Related companies.........................................            689.5
  Other.....................................................            281.9
Deferred employee benefits (Note 8).........................          1,135.5
Other credits...............................................             65.1
Commitments and contingencies (Note 11)
                                                                     --------
     Total liabilities......................................          2,688.0
                                                                     --------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100 shares authorized, 100
  shares issued and outstanding, liquidation value $90 (Note
  7)........................................................             90.0
Common stock, $.01 par value, 1,000 shares authorized, 100
  shares issued and outstanding (Note 7)....................            320.0
Reinvested earnings.........................................             12.3
Accumulated other comprehensive loss........................             (0.8)
                                                                     --------
       Total stockholders' equity...........................            421.5
                                                                     --------
       Total liabilities and stockholders' equity...........         $3,109.5
                                                                     ========

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE PERIOD FROM JULY 17, 1998 THROUGH DECEMBER 31, 1998

                                                                          ACCUMULATED
                                                                             OTHER
                                                                         COMPREHENSIVE        TOTAL
                                    PREFERRED    COMMON    REINVESTED       INCOME        STOCKHOLDERS'
                                      STOCK      STOCK      EARNINGS        (LOSS)           EQUITY
                                    ---------    ------    ----------    -------------    -------------
                                                           (DOLLARS IN MILLIONS)
Initial capitalization at July
  17, 1998......................      $90.0      $320.0      $  --           $  --           $410.0
Net income......................         --          --       12.3              --             12.3
Other comprehensive loss........         --          --         --            (0.8)            (0.8)
                                      -----      ------      -----           -----           ------
Balance at December 31, 1998....      $90.0      $320.0      $12.3           $(0.8)          $421.5
                                      =====      ======      =====           =====           ======

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 1--THE ACQUISITION

     On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Successor Company" or the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,143.1, plus the assumption of certain liabilities or obligations.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The total purchase price has been allocated to assets and liabilities of the Company based on preliminary estimates of their respective fair values. Accordingly, the allocation of the purchase price reflected in the accompanying consolidated balance sheet may be adjusted upon the final results of gathering certain necessary information primarily related to the finalization of liabilities assumed. The final asset and liability values may differ from those set forth in such balance sheet; however, changes, if any, are not expected to have a material effect on the results of operations and financial position of the Company.

Accounting for Equity Investments

     The Company's investments in less than majority-owned companies, joint ventures and partnerships, and the Company's majority interest in the I/N Tek partnership are accounted for under the equity method.

Inventory Valuation

     Inventories are carried at the lower of cost or market. Cost is principally determined on a first-in, first-out ("FIFO") method. Costs include the purchase costs of raw materials, conversion costs, and an allocation of fixed and variable production overhead.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight line method over their useful lives. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. The carrying amount for long-lived assets is reviewed whenever events or changes in circumstances indicate that an impairment may have occurred.

Cash Equivalents

     Cash equivalents are highly liquid, short-term investments purchased with maturities of three months or less when acquired.

Deferred Financing Costs

     Deferred financing costs are amortized over the expected terms of the related debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
Income Taxes

     Income tax expense is based upon reported results of operations and reflects the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

DERIVATIVES

     Derivative financial instruments are utilized to manage exposure to fluctuations in cost of natural gas and specific nonferrous metals used in the production process. The use of these financial instruments is intended for hedging purposes. Gains or losses are recognized as part of the cost of the underlying product or service when the contracts are closed. Additionally, derivatives are used to hedge exposure to interest rate fluctuations for floating rate debt for which the gains or losses are recognized in interest expense.

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company changed its reporting to display comprehensive income and its components in the Company's Consolidated Statement of Comprehensive Income. As of December 31, 1998, the components of comprehensive income include unrealized loss on securities and minimum pension liability adjustment related to joint ventures.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results may differ from such estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently assessing the impact of this statement on its results of operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 3--INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                                    1998
                                                                ------------
In-process and finished steel...............................       $398.8
Raw materials and supplies:
  Iron ore..................................................        104.5
  Scrap and other raw materials.............................         69.2
  Supplies..................................................         13.0
                                                                   ------
                                                                    186.7
                                                                   ------
     Total..................................................       $585.5
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

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

     Fixed assets consist of the following:

                                                                DECEMBER 31,
                                                                    1998
                                                                ------------
Land........................................................      $   46.5
Buildings and improvements..................................         182.5
Machinery and equipment.....................................       1,780.6
Construction in process.....................................           5.9
                                                                  --------
                                                                   2,015.5
Accumulated depreciation....................................          46.8
                                                                  --------
Property, plant and equipment, net..........................      $1,968.7
                                                                  ========

     As a result of the Acquisition, property, plant and equipment was recorded at its estimated fair value at July 17, 1998.

NOTE 5--BORROWING ARRANGEMENTS

     Inland Steel Administrative Service Company ("ISAS"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, ISAS entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to ISAS to secure these facilities. The facilities require the maintenance of various financial ratios, including minimum net worth and leverage ratios. At December 31, 1998, $100 was borrowed under the facilities, leaving $50 available.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 6--LONG-TERM DEBT

     Long-term debt (excluding current portion) consists of the following at December 31, 1998:


First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005....................        $  344.7
  Series U, Tranche C, due July 16, 2006....................           344.7
  Series R, 7.9% due January 15, 2007.......................            62.9
  Pollution Control Series 1977, 5 3/4% due February 1,
     2007...................................................            24.9
  Pollution Control Series 1993, 6.8% due June 1, 2013......            44.4
Pollution Control Series 1995, 6.85% due December 1, 2012...            18.9
                                                                    --------
     Total First Mortgage Bonds.............................           840.5
Obligations for Industrial Development Revenue Bonds:
Pollution Control Project No. 11, 7 1/8% due June 1, 2007...            22.2
Pollution Control Project No. 13, 7 1/4% due November 1,
  2011......................................................            43.1
Exempt Facilities Project No. 14, 6.7% due November 1,
  2012......................................................             5.6
Exempt Facilities Project No. 15, 5 3/4% due October 1,
  2011......................................................            52.3
Exempt Facilities Project No. 16, 7% due January 1, 2014....             7.7
                                                                    --------
Total long-term debt........................................        $  971.4
                                                                    ========

     In connection with the financing of the Acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to July 16, 2003, (the "LC" and together with the Term Loans, the "Facilities"). The LC has not been drawn upon.

     Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $.875 per quarter until maturity. The lenders are committed to renewing the LC annually for five years, so long as the Company and Borrower can make certain representations and warranties.

     On July 16, 1998, the Company issued $875 of First Mortgage Bonds as security both for the Facilities and for an interest rate hedge required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700, was issued to an indirect subsidiary of the Borrower which, in turn, pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160, was issued to the Agent for the benefit of the LC lenders. Series W, in a principal amount of $15, was issued to the Agent for the benefit of the counterparty to the Hedge.

     As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company and Ispat.

     Borrowings under the Term Loans bear interest at a rate per annum equal to, at the Borrower's option: (1) the higher of (a) the Agent's prime rate or (b) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 1.25% for Tranche B Loans and 1.75% for Tranche C Loans or (2) the LIBO Rate (as defined in the Credit Agreement) plus 2.25% for Tranche B Loans and 2.75% for Tranche C Loans. The fee for the LC is 2.25% of the LC amount per annum (the "LC Fee"). The spread

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 6--LONG-TERM DEBT--(CONTINUED)
over the LIBO Rate and Base Rate and the LC Fee will be reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) falls to specified levels.

     In October 1998, the Borrower entered into the Hedge required under the Credit Agreement. The Hedge consists of a five-year interest rate collar. The Hedge is based on LIBOR with a floor of 4.50% and a ceiling of 6.26% on a notional amount of $450.

     The Company is obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee.

     With the exception of Series U, V and W, the First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,600 on December 31, 1998.

     In December 1998, the Company issued $7.7 of exempt facility revenue bonds (Project No. 16).

     The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain specifically allowed types of Restricted Payments. At December 31, 1998, $10 million of dividends or other Restricted Payments, in addition to those specifically allowed, could have been paid.

     The Credit Agreement contains other covenants that, among other things, limit or prohibit the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Additionally, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement).

     In conjunction with the Acquisition of the Company by Ispat on July 16, 1998, the Company repaid $228.9 owed to Industries, its parent company prior to the Acquisition. The remaining long-term debt at the Acquisition date was restated to its fair value which resulted in the debt increasing by $16.9.

     Maturities of long-term debt obligations are: $11.0 in 1999, $13.3 in 2000, $13.3 in 2001, $13.3 in 2002, $13.8 in 2003 and $917.7 thereafter.

NOTE 7--EQUITY

COMMON STOCK

     On December 31, 1998, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

PREFERRED STOCK

     On December 31, 1998, the Company had 100 shares issued and outstanding of Series A 8% Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--RETIREMENT BENEFITS

     Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. This statement does not change the measurement or recognition of these plans.

     PENSIONS

     The Company Pension Plan and Pension Trust, which covers certain employees of the Company, is a noncontributory defined benefit plan with pensions based on final pay and years of service for all salaried employees and certain wage employees, and years of service and a fixed rate (in most instances based on frozen pay or on job class) for all other wage employees, including members of the United Steelworkers of America.

     Reconciliation of the pension benefit obligation and plan assets from July 17, 1998 through the measurement date of November 30, 1998 was as follows:

Change in benefit obligation --
  Benefit obligation at July 17, 1998.......................    $2,148.2
  Service cost..............................................        11.7
  Interest cost.............................................        64.9
  Plan amendments gain......................................       (65.4)
  Actuarial gain............................................       (20.8)
  Benefits paid.............................................       (50.7)
                                                                --------
  Benefit obligation at November 30, 1998...................    $2,087.9
                                                                ========
Change in plan assets --
  Fair value at July 17, 1998...............................    $2,018.5
  Actual return.............................................       (29.5)
  Employer contribution.....................................        25.0
  Benefits paid.............................................       (50.7)
                                                                --------
  Fair value at November 30, 1998...........................    $1,963.3
                                                                ========

     The plan amendments gain reflects the plan change announced during the fourth quarter that became effective January 1, 1999. The amendment provides that pension benefits for most of the Company's non-represented salaried employees will be determined in a "cash balance" arrangement. For each covered employee, a notional account is credited each quarter with a percentage of pay and interest. At termination, the account balance is available to the employee as either a lump-sum payment or an annuity.

     The funded status of the pension plan at December 31, 1998 is as follows:

Benefit obligation..........................................    $2,087.9
Fair value of assets........................................     1,963.3
                                                                --------
Funded status of plan.......................................      (124.6)
Unrecognized net loss.......................................        94.4
Unrecognized prior service cost.............................       (65.4)
                                                                --------
Accrued pension liability at December 31, 1998..............    ($  95.6)
                                                                ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)
     The following weighted average assumptions were used at July 17, 1998 and November 30, 1998 in accounting for the pension plan:

Discount rate...............................................       6.75%
Expected return on plan assets..............................       9.50%
Rate of compensation increase...............................       4.00%

     The net periodic benefit cost (credit) for the period from July 17, 1998 through December 31, 1998 was as follows:

Service cost................................................    $   11.7
Interest cost...............................................        64.9
Expected return on plan assets..............................       (85.7)
                                                                --------
Net periodic benefit credit.................................    ($   9.1)
                                                                ========

     The Company also sponsors a savings plan through which eligible salaried employees may elect to save a portion of their salary, and the Company matches the first five percent of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $2.3 for the period from July 17, 1998 through December 31, 1998.

     BENEFITS OTHER THAN PENSION

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that require deductible and co-insurance payments from retirees. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust was established for payment of health care benefits made to United Steelworkers of America retirees. Funding of the Trust is made as claims are submitted for payment.

     Reconciliation of the postretirement benefit obligation from July 17, 1998 through the November 30, 1998 measurement date was as follows:

Benefit obligation at July 17, 1998.........................    $ 1,010.1
Service cost................................................          6.9
Interest cost...............................................         30.8
Plan amendments gain........................................       (104.1)
Actuarial loss..............................................         31.3
Benefits paid...............................................        (21.6)
                                                                ---------
Benefit obligation at November 30, 1998.....................    $   953.4
                                                                =========

     The plan amendments gain results from a plan amendment effective January 1, 1999 requiring increased contributions from salaried retirees for health care coverage, as well as increases in deductibles and copays. In addition, life insurance coverage for salaried retirees has been reduced, effective at the same date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)
     The funded status of the postretirement benefit obligation at December 31, 1998 is as follows:

Benefit obligation..........................................    $   953.4
Fair value of assets........................................           --
                                                                ---------
Funded status of plan.......................................       (953.4)
Unrecognized net gain.......................................         31.2
Unrecognized prior service cost.............................       (104.1)
                                                                ---------
Accrued postretirement benefit obligation at December 31,
  1998......................................................    $(1,026.3)
                                                                =========

     The following weighted average assumptions were used at July 17, 1998 and November 30, 1998 in accounting for the postretirement benefit plan:

Discount rate...............................................        6.75%
Rate of compensation increase...............................        4.00%
Health care cost trend rate.................................        4.50%

     The net periodic benefit cost for the period from July 17, 1998 through December 31, 1998 was as follows:

Service cost................................................    $ 6.9
Interest cost...............................................     30.8
                                                                -----
Net periodic benefit cost...................................    $37.7
                                                                =====

     An increase of 1% in the trend rate would increase the benefit obligation by $131.8 and the annual net periodic cost by $5.7. A 1% decrease would reduce the benefit obligation by $108.0 and the periodic cost by $4.6.

     For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 1999 and the years thereafter.

NOTE 9--INCOME TAXES

     The provision for income taxes for the period from July 17, 1998 through December 31, 1998 consists of the following:

Current federal.............................................    $ 7.0
Deferred federal............................................     (3.1)
Deferred state..............................................      0.6
                                                                -----
Total.......................................................    $ 4.5
                                                                =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--INCOME TAXES--(CONTINUED)
     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

Federal income tax expense computed at statutory tax rate...    $ 5.9
Additional taxes or (credit) from:
  State and local income taxes..............................      0.6
  Percentage depletion......................................     (1.9)
  All other, net............................................     (0.1)
                                                                -----
     Total..................................................    $ 4.5
                                                                =====

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

Noncurrent deferred tax assets:
  Operating loss carryforwards..............................    $  2.1
  Alternative minimum tax credit carryforward...............       7.0
  Retirement benefit obligations............................     446.9
  Shutdown accruals.........................................       9.6
  Environmental accruals....................................       9.1
  Tax effect of comprehensive income items..................       0.4
  Other.....................................................      23.0
                                                                ------
     Total noncurrent deferred tax assets...................     498.1
Noncurrent deferred tax liabilities:
  Property, plant and equipment.............................     495.2
                                                                ------
     Net noncurrent deferred tax asset......................    $  2.9
                                                                ======

     Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the tax benefits currently generated will be realized in future periods. Accordingly, no valuation allowance has been established as of December 31, 1998.

NOTE 10--RELATED PARTY TRANSACTIONS

     The Company was charged $3.4 by Ispat for the period from July 17, 1998 through December 31, 1998 for professional services provided to the Company.

     The Company purchased $56.7 of materials from subsidiaries of Ispat during the period.

     The Company's long-term debt due to a related company of $696.5 as of December 31, 1998 is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat. Interest expense related to this debt was $29.5 for the period from July 17, 1998 to December 31, 1998. This debt arose in connection with the financing of the Acquisition (see Note 6). The Company's receivable from a related company of $10.8 at December 31, 1998 is due from Ispat Inland, L.P., a wholly owned subsidiary of Ispat. Interest income on this receivable was $.4. This receivable also arose in connection with the financing of the Acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 11--COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company guarantees $14 and $167 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company has an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $25 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, for the next five years, an additional $5 per year. In addition, the Company granted to the PBGC a first priority lien on selected assets. The agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

     The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of December 31, 1998, the estimated minimum tolling charges remaining over the life of this agreement were approximately $270.0.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations.

     The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1998, the Company's reserves for environmental liabilities totaled $27, of which $21 is related to the sediment remediation under the 1993 EPA consent decree.

     The Company and its subsidiaries have various operating leases for which the minimum lease payments are $15.6 in 1999, $14.8 in 2000, $13.9 in 2001, $9.5
in 2002, $8.0 in 2003 and $17.6 thereafter. Rental expense for the period from July 17, 1998 through December 31, 1998 was $13.8.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $7 at December 31, 1998.

     The Company is involved in certain litigation arising in the ordinary course of business. None of these matters is expected to have a material adverse effect on the Company's financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company's estimate of its liability for these matters.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 12--DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

DERIVATIVES

     The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond one year. The Company had contracts for these commodities that amounted to $68.9 as of December 31, 1998, the fair value of which was $62.5.

     A portion of the floating rate debt used in connection with the financing of the Acquisition was hedged through the use of an interest collar (see Note
6).

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $908 at December 31, 1998 as compared with the carrying value of $982 in the balance sheet at year-end 1998.

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $68.8 for such tolling services for the period from July 17, 1998 through December 31, 1998 and owed $3.9 to I/N Tek at year-end 1998 related to such tolling services.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $333 outstanding under its long-term financing agreement at December 31, 1998. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $157.6 for the period from July 17,1998 through December 31, 1998. At year-end 1998, I/N Kote owed the Company $16.0 related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1998, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $4.7 for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED) the period from July 17, 1998 through December 31, 1998. The Company sells all I/N Kote products that are distributed in North America.

     Related to the I/N Tek and I/N Kote joint ventures, the Company owns common stock of NSC. At year-end 1998, this stock had a fair value of $4.4, which approximated its recorded value. Fair value was determined based on quoted market price and after-tax gains or losses are recorded to stockholders' equity. The investment is included in "Investments in and advances to joint ventures" in the balance sheet.

NOTE 14--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 40% interest in the Empire Iron Mining Partnership ("Empire"). I/N Tek and I/N Kote are joint ventures with NSC (see Note 13). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing venture owned in various percentages primarily by U.S. steel companies. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                  1998
                                                                --------
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
  Gross revenue.............................................    $1,066.0
  Costs and expenses........................................       965.8
                                                                --------
  Net income................................................    $  100.2
                                                                ========
FINANCIAL POSITION AT DECEMBER 31:
  Current assets............................................    $  249.7
  Total assets..............................................     1,336.1
  Current liabilities.......................................       242.2
  Total liabilities.........................................       966.8
  Net assets................................................       369.3

NOTE 15--BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and related raw material operations.

     The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the period from July 17, 1998 through December 31, 1998, approximately 79% of the sales was to customers in five mid-American states, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to Ryerson Tull, Inc. approximated 11% of consolidated net sales in the period from July 17, 1998 through December 31, 1998. No other customer, except I/N Kote (see Note 13), accounted for more than 10% of the consolidated net sales of the Company during the period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 15--BUSINESS SEGMENTS AND CONCENTRATION OF RISKS--(CONTINUED)
     As of December 31, 1998, approximately 78% of the active workforce was represented by the United Steelworkers of America (the "USWA"). The existing labor contract between the USWA and the Company expires July 31, 1999.

NOTE 16--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                         1998
                                                             -----------------------------
                                                                PERIOD FROM
                                                               JULY 17, 1998
                                                                  THROUGH          FOURTH
                                                             SEPTEMBER 30, 1998    QUARTER
                                                             ------------------    -------
Net sales................................................          $483.0          $592.4
Gross profit.............................................            21.7            60.3
Net income (loss)........................................            (4.4)           16.7

NOTE 17--SUBSEQUENT EVENT (UNAUDITED)

     On January 22, 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC, a wholly owned subsidiary of the Company, to secure this facility.

NOTE 18--PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA (UNAUDITED)

     The following pro forma combined statements of operations of the Company for the years ended December 31, 1998 and 1997 have been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1997. The pro forma operating results for the years ended December 31, 1998 and 1997 include the historical results of the Predecessor Company shown herein adjusted for interest cost on borrowings to finance the Acquisition and purchase accounting adjustments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 18--PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA (UNAUDITED)-- (CONTINUED)
     The pro forma results presented below are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future results.

                                                             YEARS ENDED
                                     ------------------------------------------------------------
                                                          DECEMBER 31, 1998
                                     ------------------------------------------------------------
                                     PREDECESSOR       SUCCESSOR
                                       COMPANY          COMPANY
                                      JANUARY 1,        JULY 17,
                                     1998 THROUGH     1998 THROUGH      PRO FORMA      PRO FORMA
                                       JULY 16,         DEC. 31,       ADJUSTMENTS       TOTAL
                                         1998             1998         (UNAUDITED)    (UNAUDITED)
                                     ------------     ------------     -----------    -----------
NET SALES..........................    $1,310.0         $1,075.4                       $2,385.4
                                       --------         --------                       --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold................     1,163.9            946.9         $(20.7)(a)     2,087.8
                                                                           (2.3)(b)
 Selling, general and
   administrative expenses.........        23.5             19.2                           42.7
 Depreciation......................        74.7             46.8          (19.2)(c)       102.3
 Gain from sale of assets..........        (2.7)                                           (2.7)
                                       --------         --------         ------        --------
   Total...........................     1,259.4          1,012.9          (42.2)        2,230.1
                                       --------         --------         ------        --------
OPERATING PROFIT...................        50.6             62.5           42.2           155.3
GENERAL CORPORATE EXPENSE, NET OF
 INCOME ITEMS......................         6.9              4.6                           11.5
INTEREST AND OTHER EXPENSE ON
 DEBT..............................        22.0             41.1           24.8(d)         87.9
                                       --------         --------         ------        --------
INCOME(LOSS) BEFORE INCOME TAXES...        21.7             16.8           17.4            55.9
PROVISION FOR INCOME TAXES.........         7.9              4.5            5.6(e)         18.0
                                       --------         --------         ------        --------
NET INCOME (LOSS)..................    $   13.8         $   12.3         $ 11.8        $   37.9
                                       ========         ========         ======        ========

                                                        YEARS ENDED
                                     -------------------------------------------------
                                                     DECEMBER 31, 1997
                                     -------------------------------------------------

                                                                           PREDECESSOR
                                                      PRO FORMA              COMPANY
                                     PREDECESSOR     ADJUSTMENTS            PRO FORMA
                                       COMPANY       (UNAUDITED)           (UNAUDITED)
                                     -----------     -----------           -----------
NET SALES..........................   $2,467.5                              $2,467.5
                                      --------                              --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold................    2,156.9         $ (1.7)(b)            2,155.2
 Selling, general and
   administrative expenses.........       42.8                                  42.8
 Depreciation......................      133.0          (34.5)(c)               98.5
 Gain from sale of assets..........       (9.0)                                 (9.0)
                                      --------         ------               --------
   Total...........................    2,323.7          (36.2)               2,287.5
                                      --------         ------               --------
OPERATING PROFIT...................      143.8           36.2                  180.0
GENERAL CORPORATE EXPENSE, NET OF
 INCOME ITEMS......................       14.7                                  14.7
INTEREST AND OTHER EXPENSE ON
 DEBT..............................       40.6           45.4(d)                86.0
                                      --------         ------               --------
INCOME(LOSS) BEFORE INCOME TAXES...       88.5           (9.2)                  79.3
PROVISION FOR INCOME TAXES.........       33.7            3.5Cr.(e)             30.2
                                      --------         ------               --------
NET INCOME (LOSS)..................   $   54.8         $ (5.7)              $   49.1
                                      ========         ======               ========

          (a) Reflects the elimination of the one-time charge to cost of goods sold of $20.7 for the period of July 17 through December 31, 1998 related to the inventory write-up as a result of the Acquisition.

          (b) Reflects the change in pension and retiree health and life insurance expense as a result of the actuarial valuation.

          (c) Reflects change in depreciation based upon the revaluation of the property, plant and equipment.

          (d) Reflects the net adjustments to interest expense as a result of the transaction as follows:

                                                                  TWELVE MONTHS
                                                                ENDED DECEMBER 31,
                                                                ------------------
                                                                 1998        1997
                                                                ------      ------
Revolving Credit Facility and commitment fees...............    $ 1.5       $ 2.9
Tranche B and C Term Loans..................................     30.9        57.8
Other bank charges..........................................      3.8         7.1
Elimination of historical interest expense..................    (11.4)      (22.4)
                                                                -----       -----
  Total interest expense adjustments........................    $24.8       $45.4
                                                                =====       =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 18--PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA (UNAUDITED)-- (CONTINUED)
          (e) Reflects the tax effects of the pro forma adjustments to income
     (loss) before income taxes based on the estimated applicable statutory tax rates.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                            SCHEDULE II -- RESERVES

          FOR THE PERIOD FROM JULY 17, 1998 THROUGH DECEMBER 31, 1998
                  (Dollars in Millions except per share data)

                                                                PROVISION FOR ALLOWANCES,
                                                              CLAIMS AND DOUBTFUL ACCOUNTS
                                                   ---------------------------------------------------
                                                   BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE AT
                                                    JULY 17,      CHARGED        FROM         END OF
                                                      1998       TO INCOME     RESERVES        YEAR
                                                   ----------    ---------    ----------    ----------
July 17, 1998 through December 31, 1998........      $16.9         $0.2           $--         $17.1

                                                                   ACQUISITION RESERVE
                                                   ---------------------------------------------------
                                                   BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE AT
                                                    JULY 17,      CHARGED        FROM         END OF
                                                      1998       TO INCOME     RESERVES        YEAR
                                                   ----------    ---------    ----------    ----------
July 17, 1998 through December 31, 1998........      $17.3          $--          $8.6(A)       $7.7
                                                                                 $0.9(B)
                                                                                 $0.1(C)

---------------

NOTES:

(A) Workforce reduction costs.

(B) Acquisition costs.

(C) Other costs.

                                                                    SHUTDOWN RESERVES
                                                   ---------------------------------------------------
                                                   BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE AT
                                                    JULY 17,      CHARGED        FROM         END OF
                                                      1998       TO INCOME     RESERVES        YEAR
                                                   ----------    ---------    ----------    ----------
July 17, 1998 through December 31, 1998........      $29.9          $--          $0.9         $29.0

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of INLAND STEEL COMPANY

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of reinvested earnings present fairly, in all material respects, the financial position of Inland Steel Company and Subsidiary Companies at December 31, 1997, and the results of operations and cash flows for the period January 1, 1998 through July 16, 1998 and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
January 8, 1999

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                                                             PERIOD FROM          YEARS ENDED
                                                           JANUARY 1, 1998        DECEMBER 31
                                                               THROUGH        --------------------
                                                            JULY 16, 1998       1997        1996
                                                           ---------------    --------    --------
                                                                     DOLLARS IN MILLIONS
CONSOLIDATED STATEMENT OF OPERATIONS
  Net sales............................................       $1,310.0        $2,467.5    $2,397.3
                                                              --------        --------    --------
  Operating costs and expenses:
     Cost of goods sold (excluding depreciation).......        1,127.8         2,089.7     2,105.3
     Selling, general and administrative expenses......           22.3            40.5        42.3
     Depreciation......................................           74.7           133.0       124.6
     State, local and miscellaneous taxes..............           34.6            60.5        50.8
     Workforce reduction provision (Note 8)............             --              --        26.3
                                                              --------        --------    --------
       Total...........................................        1,259.4         2,323.7     2,349.3
                                                              --------        --------    --------
  Operating profit.....................................           50.6           143.8        48.0
  Other expense:
     General corporate expense, net of income items....            6.9            14.7        12.4
     Interest and other expense on debt................           22.0            40.6        48.2
                                                              --------        --------    --------
  Income (loss) before income taxes and extraordinary
     loss..............................................           21.7            88.5       (12.6)
  Provision for income taxes (Note 10).................            7.9            33.7         3.5Cr.
                                                              --------        --------    --------
  Income (loss) before extraordinary loss..............           13.8            54.8        (9.1)
Extraordinary loss on early retirement of debt.........             --              --        (8.8)
                                                              --------        --------    --------
       Net income (loss)...............................       $   13.8        $   54.8    $  (17.9)
                                                              ========        ========    ========

---------------

Cr. = Credit

CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Accumulated deficit at beginning of year.............       $ (954.8)       $ (983.7)   $ (949.5)
  Net income (loss) for the year.......................           13.8            54.8       (17.9)
  Impact of pension plan split (Note 9)................             --              --         9.5
  Preferred dividends declared.........................          (12.9)          (25.9)      (25.8)
                                                              --------        --------    --------
  Accumulated deficit at end of year...................       $ (953.9)       $ (954.8)   $ (983.7)
                                                              ========        ========    ========

                See Notes to Consolidated Financial Statements.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED
                                                               PERIOD FROM           DECEMBER 31
                                                             JANUARY 1, 1998       ----------------
                                                          THROUGH JULY 16, 1998     1997      1996
                                                          ---------------------    ------    ------
                                                                     DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income (loss)...................................            $13.8            $ 54.8    $(17.9)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation.....................................             74.7             133.0     124.6
     Deferred employee benefit cost...................              6.1             (15.8)     18.1
     Deferred income taxes............................             (3.3)             47.2      19.3
     Workforce reduction provision....................               --                --      26.3
     Cokemaking project advance.......................               --             (30.0)       --
     Gain on sale of assets...........................             (2.7)             (9.0)       --
     Change in: Receivables...........................             13.8               6.4      15.7
                 Inventories..........................              3.0             (18.5)     16.6
                 Accounts payable.....................            (79.9)             21.2      (5.7)
                 Payables to related companies........              3.1              (9.7)     (0.4)
                 Accrued salaries and wages...........              1.1               0.5     (11.7)
                 Other accrued liabilities............             14.4              (0.7)    (22.7)
     Other items......................................             (0.4)            (44.3)    (40.7)
                                                                  -----            ------    ------
       Net adjustments................................             29.9              80.3     139.4
                                                                  -----            ------    ------
       Net cash from operating activities.............             43.7             135.1     121.5
                                                                  -----            ------    ------
INVESTING ACTIVITIES
  Capital expenditures................................            (40.8)            (98.4)   (155.8)
  Investments in and advances to joint ventures,
     net..............................................             25.4              23.4      23.4
  Proceeds from sale of assets........................              5.2              16.1       3.9
                                                                  -----            ------    ------
     Net cash from investing activities...............            (10.2)            (58.9)   (128.5)
                                                                  -----            ------    ------
FINANCING ACTIVITIES
  Long term debt issued...............................               --              51.3      42.2
  Long term debt retired..............................            (40.9)            (59.8)   (144.5)
  Change in notes payable to related companies........             (1.8)            (41.8)    135.1
  Dividends paid......................................            (12.9)            (25.9)    (25.8)
  Short-term borrowings...............................             50.0                --        --
                                                                  -----            ------    ------
     Net cash from financing activities...............             (5.6)            (76.2)      7.0
                                                                  -----            ------    ------
  Net change in cash and cash equivalents.............             27.9                --        --
  Cash and cash equivalents--beginning of period......               --                --        --
                                                                  -----            ------    ------
  Cash and cash equivalents--end of period............            $27.9            $   --    $   --
                                                                  =====            ======    ======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
     Interest (net of amount capitalized).............            $25.1            $ 40.3    $ 47.3
     Income taxes, net................................              7.6             (11.7)    (30.3)

                See Notes to Consolidated Financial Statements.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31, 1998
                                                                -------------------
                                                                DOLLARS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................         $     --
  Receivables less provision for allowances, claims and
     doubtful account of $16.1..............................            219.2
  Receivables from related companies........................              5.8
  Inventories (Note 2)......................................            200.5
  Deferred income taxes (Note 10)...........................             24.9
                                                                     --------
     Total current assets...................................            450.4
Investments in and advances to joint ventures...............            234.0
Property, plant and equipment, at cost, less accumulated
  depreciation (see details page F-27)......................          1,340.4
Prepaid pension cost (Note 9)...............................             60.5
Deferred income taxes (Note 10).............................            194.9
Deferred charges and other assets...........................             52.9
                                                                     --------
Total assets................................................         $2,333.1
                                                                     ========
LIABILITIES
Current liabilities:
  Accounts payable..........................................         $  238.9
  Payables to related companies--Notes......................            230.7
  Accrued liabilities:
     Salaries, wages and commissions........................             53.2
     Taxes..................................................             74.3
     Interest on debt.......................................              5.2
     Terminated facilities costs and other (Note 8).........              9.6
  Long-term debt due within one year........................             45.9
                                                                     --------
       Total current liabilities............................            657.8
Long-Term debt (see details page F-27 and Note 4)...........            262.0
Allowance for terminated facilities costs and other (Note
  8)........................................................             49.6
Deferred employee benefits (Note 9).........................          1,116.3
Deferred income and other...................................              7.7
                                                                     --------
       Total liabilities....................................          2,093.4
                                                                     --------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 500 shares authorized for
  all series, 110 shares issued and outstanding, aggregate
  liquidation value $238.2 (Note 5).........................               --
Common stock, 2,000 shares, $1.00 par value, authorized, 980
  shares issued and outstanding.............................               --
Additional paid-in capital..................................          1,194.5
Accumulated deficit.........................................           (954.8)
                                                                     --------
       Total stockholders' equity...........................            239.7
                                                                     --------
       Total liabilities and stockholders' equity...........         $2,333.1
                                                                     ========

                See Notes to Consolidated Financial Statements.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                 SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 DECEMBER 31, 1997
                                                                -------------------
                                                                DOLLARS IN MILLIONS
PROPERTY, PLANT AND EQUIPMENT:
  Land, land improvements and mineral properties............         $  123.9
  Buildings, machinery and equipment........................          3,776.3
  Transportation equipment..................................            138.2
  Property under capital leases--primarily machinery and
     equipment..............................................             36.7
                                                                     --------
     Total..................................................          4,075.1
Less--
  Accumulated depreciation..................................          2,598.6
  Accumulated depreciation--capital leases..................             35.4
  Allowance for retirements and terminated facilities.......            100.7
                                                                     --------
     Net....................................................         $1,340.4
                                                                     ========
LONG-TERM DEBT:
  First Mortgage Bonds:
     Series R, 7.9% due January 15, 2007....................         $   61.4
     Pollution Control Series 1977, 5 3/4% due February 1,
      2007..................................................             25.5
     Pollution Control Series 1993, 6.8% due June 1, 2013...             40.0
     Pollution Control Series 1995, 6.85% due December 1,
      2012..................................................             17.0
                                                                     --------
       Total First Mortgage Bonds...........................            143.9
Obligations for Industrial Development Revenue Bonds:
     Pollution Control Project No. 3, 6 1/4% due April 1,
      1999..................................................              3.0
     Pollution Control Project No. 11, 7 1/8% due June 1,
      2007..................................................             20.0
     Pollution Control Project No. 13, 7 1/4% due November
      1, 2011...............................................             38.0
     Exempt Facilities Project No. 14, 6.7% due November 1,
      2012..................................................              5.1
     Exempt Facilities Project No. 15, 5 3/4% due October 1,
      2011..................................................             52.0
                                                                     --------
       Total long-term debt.................................         $  262.0
                                                                     ========

                See Notes to Consolidated Financial Statements.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                 STATEMENT OF ACCOUNTING AND FINANCIAL POLICIES
                  (Dollars in Millions except per share data)

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

STOCK BASED COMPENSATION

     Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, which participates in Industries' stock compensation plans, has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Industries' stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of Industries' stock at the end of the period.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 1--THE ACQUISITION

     On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Successor Company") or (the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,143.1.

NOTE 2--INVENTORIES

     Inventories were classified on December 31,1997 as follows:

In process and finished steel...............................    $120.9
Raw materials and supplies:
  Iron ore..................................................      39.7
  Scrap and other raw materials.............................      23.7
  Supplies..................................................      16.2
                                                                ------
                                                                  79.6
                                                                ------
     Total..................................................    $200.5
                                                                ======

     Replacement costs for the LIFO inventories exceeded the LIFO values by approximately $274 on December 31, 1997. The effect on cost of goods sold of LIFO liquidations in each of the two years ended December 31, 1997 was not material.

NOTE 3--BORROWING ARRANGEMENTS

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

NOTE 4--LONG-TERM DEBT

     The outstanding First Mortgage Bonds of Inland Steel Company are the obligation solely of the Company and have not been guaranteed or assumed by, or otherwise become the obligation of Industries or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a net book value of approximately $1,000 on December 31, 1997.

     In July 1998, the Company defeased the remaining $26 of Series T First Mortgage Bonds, due December 1, 1998.

     During the 1997 fourth quarter, the Company refinanced $52 of 6.5% pollution control revenue bonds with 5.75% tax-exempt refunding bonds.

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 4--LONG-TERM DEBT--(CONTINUED)
     During 1996, the Company tendered for the repurchase of all outstanding Series T 12% First Mortgage Bonds. Of the $125 principal amount of Series T Bonds outstanding, $98.7 was tendered. The Company also called $38 of 10% Pollution Control Project No. 9 Bonds for early redemption, which were refinanced at an interest rate of 7.25%. As a result of the tenders and early redemption, the Company recognized an extraordinary after-tax loss of $8.8, $13.6 before income taxes.

     Maturities of long-term debt and capitalized lease obligations due within five years are: $45.9 in 1998, $4.0 in 1999, $6.3 in 2000, $6.3 in 2001, and
$6.3 in 2002. See Note 13 regarding commitments and contingencies for other scheduled payments.

     Interest cost incurred by the Company totaled $22.4 for the period from January 1, 1998 through July 16, 1998, $42.3 in 1997 and $50.7 in 1996. Included in these totals is capitalized interest of $.4 for the period from January 1, 1998 through July 16, 1998, $1.7 in 1997 and $2.5 in 1996.

NOTE 5--CAPITAL STOCK

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

NOTE 6--STOCK OPTION PLANS

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                1997      1996
                                                                -----    ------
Net income (loss)--as reported..............................    $54.8    $(17.9)
Net income (loss)-- pro forma...............................     52.9     (20.0)

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 6--STOCK OPTION PLANS--(CONTINUED)
     The fair value of each option grant of Industries stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.00%; expected volatility of 32.67%; risk-free interest rate of 6.63%; and expected term of 5 years.

     Company employees participate in the Industries employee stock purchase plan where employees have the opportunity to sign up twice a year to purchase stock at the end of each six month period at a price that is 90 percent of the fair market value price on the last day of the period. In 1997 and 1996, Company employees received Industries stock with a total value that was approximately $.08 and $.09, respectively, greater than the price paid for the stock issued.

NOTE 7-- DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

DERIVATIVES

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies. Gains and losses associated with these hedging transactions become part of the cost of the item being hedged. At no time during 1997 or 1996 were such hedging transactions material.

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $328 at December 31, 1997 as compared with the carrying value of $308 included in the balance sheet at year-end 1997.

NOTE 8--PROVISIONS FOR RESTRUCTURING

     In the fourth quarter of 1997, the Company recorded a charge of $10 relating to additional restructuring provisions for previously discontinued raw material operations primarily related to retiree health care and other benefit costs.

     At year-end 1996, the Company recorded a charge of $26 for provisions related to pensions, health care, and severance costs resulting from a salaried workforce reduction plan.

     The Company has taken initiatives to reduce its production costs by shutdown of certain Indiana Harbor Works facilities and raw materials operations. Reserve balances related to provisions for these shutdowns, which include long-term liabilities for mine reclamation costs and employee benefits, totaled $129.5 and $131.6 at December 31, 1997 and 1996, respectively.

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--RETIREMENT BENEFITS

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

     The funded status of the Industries pension plan (excluding Ryerson Tull, Inc.) as of September 30, 1997 was as follows:

Fair value of plan assets...................................    $1,991
                                                                ------
Actuarial present value of benefits for service rendered to
  date:
  Accumulated Benefit Obligation based on compensation to
     date...................................................     1,894
  Additional benefits based on estimated future compensation
     levels.................................................        73
                                                                ------
  Projected Benefit Obligation..............................     1,967
                                                                ------
Plan assets in excess of Projected Benefit Obligation.......    $   24
                                                                ======

     The calculation of benefit obligations was based on a discount (settlement) rate of 7.5%; a rate of compensation increase of 4.0%; and a rate of return on plan assets of 9.5%.

     Pension cost for the Company for 1997 and 1996 was $7.3, and $4.1, respectively. In 1997, the Company paid $29.3 to Industries for its share of a contribution to the Industries Pension Trust.

BENEFITS OTHER THAN PENSION

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust was established for payment of health care benefits to United Steelworkers of America retirees. Funding of the Trust is made as claims are submitted for payment.

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--RETIREMENT BENEFITS--(CONTINUED)
     The amount of net periodic postretirement benefit cost for 1997 and 1996 is composed of the following:

                                                                1997    1996
                                                                ----    ----
Service cost................................................    $ 10    $ 10
Interest cost...............................................      62      66
Net amortization and deferral...............................     (15)    (11)
                                                                ----    ----
Total net periodic postretirement benefit cost..............    $ 57    $ 65
                                                                ====    ====

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                                SEPTEMBER 30,
                                                                    1997
                                                                -------------
Accumulated postretirement benefit obligation attributable
  to:
  Retirees..................................................       $  538
  Fully eligible plan participants..........................           87
  Other active plan participants............................          265
                                                                   ------
Accumulated postretirement benefit obligation...............          890
  Unrecognized net gain.....................................          179
  Unrecognized prior service credit.........................           35
                                                                   ------
Accrued postretirement benefit obligation...................        1,104
Expense, net of benefits provided, October through
  December..................................................            4
                                                                   ------
Accrued postretirement benefit obligations at December 31...       $1,108
                                                                   ======

     Any net gain or loss in excess of 10 percent of the accumulated postretirement benefit obligation is amortized over the remaining service period of active plan participants.

     The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

Discount rate...............................................  7.5%
Rate of compensation increase...............................  4.0%
Medical cost trend rate.....................................  4.5%

     A one percentage point increase in the assumed health care cost trend rates for each future year increases the sum of the service cost and interest cost components of the annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of September 30, 1997 by $9 and $106, respectively.

NOTE 10--INCOME TAXES

     The Company participates in a tax-sharing agreement under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Any current liability is paid to Industries. If the Company is unable to use all of its allocated tax attributes (net operating

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 10--INCOME TAXES--(CONTINUED)
loss and tax credit carryforwards) in a given year but other companies in the consolidated group are able to utilize them, then the Company will be paid for the use of its attributes. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group. Companies with taxable losses record current income tax credits not to exceed current income tax charges recorded by profitable companies. If Industries uses NOL carryforwards, the Company will use the appropriate portion of that year's carryforward previously allocated to it, if any.

     A state tax sharing agreement, similar to the federal agreement, also exists with Industries for those states in which the consolidated group is charged state taxes on a unitary or combined basis.

     The elements of the provisions for income taxes for each of the periods indicated below were as follows:

                                                              PERIOD FROM       YEARS ENDED
                                                            JANUARY 1, 1998     DECEMBER 31
                                                                THROUGH        --------------
                                                             JULY 16, 1998     1997     1996
                                                            ---------------    -----    -----
Current income taxes:
  Federal.................................................       $ 6.1         $13.8Cr. $27.8Cr.
  State and foreign.......................................         1.2           0.3      0.2
                                                                 -----         -----    -----
                                                                   7.3          13.5Cr.  27.6Cr.
Deferred income taxes.....................................         0.6          47.2     24.1
                                                                 -----         -----    -----
  Total tax expense or benefit............................       $ 7.9         $33.7    $ 3.5Cr.
                                                                 =====         =====    =====

---------------
Cr. = Credit

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Deferred tax assets (excluding postretirement benefits other than pensions):
  Net operating loss and tax credit carryforwards...........      $274
  Restructuring and termination reserves....................        29
  Other deductible temporary differences....................        43
  Less: Valuation allowances................................        (3)
                                                                  ----
                                                                   343
                                                                  ----
Deferred tax liabilities:
  Fixed asset basis difference..............................       458
  Other taxable temporary differences.......................        61
                                                                  ----
                                                                   519
                                                                  ----
     Net deferred liability excluding postretirement
      benefits other than pensions..........................      (176)
FASB Statement No. 106 impact (postretirement benefits other
  than pensions)............................................       396
                                                                  ----
     Net deferred asset.....................................      $220
                                                                  ====

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 10--INCOME TAXES--(CONTINUED)
     For tax purposes, the Company had available, at December 31, 1997, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $651 which will expire as follows: $214 in 2006, $265 in 2007, $109 in 2008, $6 in 2009 and $57 in 2011. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $6, which expire during the years 1998 through 2006. A valuation allowance has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $41, which may be used indefinitely to reduce regular federal income taxes.

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

     Subsequent to the adoption of FASB Statement No. 109, the Company adopted FASB Statement No. 106 and recognized the entire transition obligation at January 1, 1992 as a cumulative effect charge in 1992. At December 31, 1997, the deferred tax asset related to the Company's FASB Statement No. 106 obligation was $396. To the extent that future annual charges under FASB Statement No. 106 continue to exceed deductible amounts, this deferred tax asset will continue to grow. Thereafter, even if the Company should have a tax loss in any year in which the deductible amount would exceed the financial statement expense, the tax law provides for a 20-year carryforward period of that loss. Because of the extremely long period that is available to realize these future tax benefits, a valuation allowance for this deferred tax asset is not necessary.

     The Industries group operates in a highly cyclical industry and consequently has had a history of generating and then fully utilizing significant amounts of NOL carryforwards. During the years 1986 through 1989, the Industries group utilized approximately $600 of NOL carry forwards and for the years 1995 and 1997 in total utilized approximately $283 of NOL carryforwards.

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the federal corporate tax rate as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                --------------
                                                                1997     1996
                                                                -----    -----
Federal income tax expense or benefit computed at statutory
  tax rate of 35%...........................................    $31.0    $ 4.4Cr.
Additional taxes or credits from:
  State and local income taxes, net of federal income tax
     effect.................................................      5.6      1.3
  Percentage depletion......................................      3.0Cr.   2.8Cr.
  All other, net............................................      0.1      2.4
                                                                -----    -----
     Total income tax expense or benefit....................    $33.7    $ 3.5Cr.
                                                                =====    =====

     Cr. = Credit

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 11--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $149.2 and $144.8 in 1997 and 1996, respectively, for such tolling services. Industries and NSC each have guaranteed a portion of long-term financing of I/N Tek. At December 31, 1997, Industries' share of such guaranty amounted to $116.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $376 outstanding under its long-term financing agreement at December 31, 1997. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $194.5 for the period from January 1, 1998 through July 16, 1998, $320.6 in 1997 and $314.9 in 1996. At year-end 1997, I/N Kote owed the
Company $12.8 related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1997 and 1996, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $2.4 for the period from January 1, 1998 through July 16, 1998, $22.1 in 1997 and $24.5 in 1996. The Company sells all I/N Kote products that are distributed in North America.

NOTE 12--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 15% interest in Wabush Mines in 1996 and 1995 and 12 1/2% interest in Walbridge Electrogalvanizing Company. I/N Tek and I/N Kote are joint ventures with NSC (see Note 11). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. steel companies. In 1997, the Company sold its interest in Wabush Mines, resulting in a $9 pretax gain. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity. The Company sold its

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 12--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES--(CONTINUED) interest in Walbridge on June 30, 1998 and recognized a gain on the sale of $2.7. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                  1997        1996
                                                                --------    --------
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
  Gross revenue.............................................    $1,112.9    $1,207.7
  Costs and expenses........................................       998.7     1,131.7
                                                                --------    --------
  Net income................................................    $  114.2    $   76.0
                                                                ========    ========
FINANCIAL POSITION AT DECEMBER 31:
  Current assets............................................    $  229.9    $  264.0
  Total assets..............................................     1,385.8     1,789.7
  Current liabilities.......................................       211.6       229.2
  Total liabilities.........................................     1,000.3     1,401.2
  Net assets................................................       385.5       388.5

NOTE 13--COMMITMENTS AND CONTINGENCIES

     At year-end 1997, the Company guaranteed $18.3 of long-term debt attributable to a subsidiary's interest in PCI Associates.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     The Company and its subsidiaries have various operating leases for which future minimum lease payments are estimated to total $80.1 through 2022, including approximately $16.1 in 1998, $12.6 in 1999, $10.1 in 2000, $9.1 in
2001, and $8.7 in 2002.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation, of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by government agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1997, the Company's reserves for environmental liabilities totaled $25, $19 of which related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, approximated $22 at year-end 1997.

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY) --
                                  (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 14--RELATED PARTY TRANSACTIONS

     Industries has established procedures for charging its actual administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for the period from January 1, 1998 through July 16, 1998 totaled $7.1, and for 1997 and 1996 totaled $13.7 and $16.4, respectively.

     There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For the period from January 1, 1998 through July 16, 1998, for 1997 and for 1996, the Company's net interest expense to companies within the Industries group totaled $10.3, $18.4 and $17.6, respectively.

     The Company sells to and purchases products from related companies at prevailing market prices. These transactions for the indicated years, except those with I/N Kote (see Note 11), are summarized as follows:

                                                               PERIOD FROM         YEARS ENDED
                                                             JANUARY 1, 1998       DECEMBER 31
                                                             THROUGH JULY 16,    ----------------
                                                                   1998           1997      1996
                                                             ----------------    ------    ------
Net product sales........................................         $103.6         $208.4    $204.3
Net product purchases....................................            9.0           16.2      19.0

NOTE 15--CONCENTRATION OF CREDIT RISK

     The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the period from January 1, 1998 through July 16, 1998 approximately 77% of the sales were to customers in five mid-American states, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     No customer, except I/N Kote (see Note 11), accounted for more than 10% of the consolidated net sales of the Company during the period from January 1, 1998 through July 16, 1998 and the two years ended December 31, 1997.

NOTE 16--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                               1998
                                                                -----------------------------------
                                                                                       PERIOD FROM
                                                                                      JULY 1, 1998
                                                                 FIRST     SECOND        THROUGH
                                                                QUARTER    QUARTER    JULY 16, 1998
                                                                -------    -------    -------------
Net sales...................................................    $606.1     $619.9         $84.0
Gross profit................................................      32.8       46.4          (3.1)
Net income (loss)...........................................       5.3       12.9          (4.4)

                                                                           1997
                                                         -----------------------------------------
                                                          FIRST     SECOND      THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER*
                                                         -------    -------    -------    --------
Net sales............................................    $606.1     $643.8     $615.7      $601.4
Gross profit.........................................      50.5       51.6       50.1       28.7
Net income...........................................      13.7       21.0       18.2        1.9

      *Includes $9.6 additional restructuring provisions, $6.7 after tax.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                            SCHEDULE II -- RESERVES

         FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH JULY 16, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  (Dollars in Millions except per share data)

                                                                PROVISION FOR ALLOWANCES,
                                                              CLAIMS AND DOUBTFUL ACCOUNTS
                                                   ---------------------------------------------------
                                                   BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE AT
                                                   BEGINNING      CHARGED        FROM         END OF
                                                    OF YEAR      TO INCOME     RESERVES       PERIOD
                                                   ----------    ---------    ----------    ----------
January 1, 1998 through July 16, 1998..........      $16.1         $0.8        $    --        $16.9
Years Ended December 31
  1997.........................................      $17.9         $4.5        $ 6.1(A)       $16.1
                                                                               $ 0.2(B)
  1996.........................................      $24.3         $1.1        $ 6.4(A)       $17.9
                                                                               $ 1.1(B)

---------------

NOTES:

(A) Allowances granted during year.

(B) Bad debts written off during year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISPAT INLAND INC.

                                          By:
                                          --------------------------------------

                                                      Dale E. Wiersbe
                                               President and Chief Operating
                                                           Officer
                                               (Principal Executive Officer)

Date: March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
                                                  President and Chief Operating       March 19, 1999
---------------------------------------------    Officer and Director (Principal
               Dale E. Wiersbe                         Executive Officer)

                                                Vice President--Finance and Chief     March 19, 1999
---------------------------------------------           Financial Officer
              Michael G. Rippey                   (Principal Financial Officer)
                                                 (Principal Accounting Officer)

   Robert B. McKersie                    )                  Director

   Lakshmi N. Mittal                     )                  Director

  Johannes Sittard                       )                  Director

                                          By:
                                          --------------------------------------

                                                     Michael G. Rippey
                                                      Attorney-in-fact
                                                       March 19, 1999

               EXHIBIT INDEX FOR ISPAT INLAND INC. 1998 FORM 10-K

 2.(i)       Agreement and Plan of Merger, dated May 27, 1998, among
             Ispat International N.V., Inland Merger Sub, Inc., Inland
             Steel Industries, Inc. and Inland Steel Company. (Filed as
             Exhibit 2.1 to the Company's Current Report on Form 8-K
             filed on June 9, 1998, and incorporated by reference
             herein.)....................................................

 2.(ii)      Amendment to Agreement and Plan of Merger, dated July 16,
             1998, between Ispat International N.V., Inland Steel
             Industries, Inc., Inland Merger Sub, Inc. and Inland Steel
             Company. (Filed as Exhibit 2.2 to the Inland Steel
             Industries, Inc. Current Report on Form 8-K filed on July
             20, 1998, and incorporated by reference herein.)............

 3.(i)       Copy of Restated Certificate of Incorporation of the
             Company. (Filed as Exhibit 3.(i) to the Company's Quarterly
             Report for the quarter ended September 30, 1998, and
             incorporated by reference herein.)..........................

 3.(ii)      Copy of By-Laws, as amended, of the Company. (Filed as
             Exhibit 3.(ii) to the Company's Quarterly Report for the
             quarter ended June 30, 1998, and incorporated by reference herein.)....................................................

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

             1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1983; (xxvi) Exhibit 4(i) filed with the Steel Company's
             Registration Statement on Form S-2 (No. 33-43393); (xxvii)
             Exhibit 4 filed with Steel Company's Current Report on Form
             8-K dated June 23, 1993; (xxviii) Exhibit 4.C filed with
             Steel Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with
             Steel Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995, and (xxx) Exhibit 4.C
             filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.............................

 4.B         Copy of consolidated reprint of First Mortgage Indenture,
             dated April 1, 1928, between the Company and First Trust and
             Savings Bank and Melvin A. Traylor, as Trustees, as amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No.
             2-9443, and incorporated by reference herein.)..............

 4.C         Copy of Thirty-Sixth Supplemental Indenture dated as of July
             16, 1998 from Inland Steel Company to First National Bank
             and John G. Finley as Trustees to the First Mortgage
             Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as
             Trustees....................................................

10           Credit Agreement dated as of July 16, 1998, among Ispat
             Inland, L.P., Inland Steel Company, Burnham Trucking
             Company, Inc., Incoal Company and Credit Suisse First
             Boston......................................................

16           Letter dated August 25, 1998 from PricewaterhouseCoopers LLP regarding change in certifying accountant. (Filed as Exhibit
             16.1 to the Company's Current Report on Form 8-K filed on
             August 28, 1998, and incorporated by reference herein.......

24           Powers of Attorney..........................................

27           Financial Data Schedule.....................................