Form 10-Q
period 1999-03-31
ISPAT INLAND INC
filed 1999-05-14
CIK 50548

                                                            FIRST QUARTER - 1999
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                 --------------



           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the transition period from ______ to ______


                           Commission file number 1-2438

                I.R.S. Employer Identification Number 36-1262880


                                ISPAT INLAND INC.

                            (a Delaware Corporation)

                               3210 Watling Street
                           East Chicago, Indiana 46312
                            Telephone: (219) 399-1200



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
      Yes   X      No
          -----       ------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Registrant's Common Stock ($.01 par value per share) were outstanding as of May 10, 1999, all of which are owned by a wholly owned subsidiary of Ispat International N.V.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

================================================================================


                                                   DOLLARS IN MILLIONS
                                                   -------------------
                                                      THREE MONTHS
                                                         ENDED
                                                     MARCH 31, 1999
                                                     --------------

NET SALES                                               $619.9
                                                     ----------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                    564.1

   Selling, general and administrative expenses           10.2

   Depreciation                                           26.7
                                                     ----------
         Total                                           601.0
                                                     ----------
OPERATING PROFIT                                          18.9

General corporate expense, net of income items             1.3

Interest and other expense on debt                        21.8
                                                     ----------
LOSS BEFORE INCOME TAXES                                  (4.2)

PROVISION FOR INCOME TAXES                                 1.4 Cr.
                                                     ----------
NET LOSS                                                 ($2.8)
                                                     ==========

Cr. = Credit


         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

      CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                   DOLLARS IN MILLIONS
                                                   -------------------
                                                      THREE MONTHS
                                                          ENDED
                                                      MARCH 31, 1999
                                                      --------------
Net loss                                                 ($2.8)

Other comprehensive gain, net of tax:
     Unrealized gain on securities                         0.4
                                                         -----

COMPREHENSIVE LOSS                                       ($2.4)
                                                         =====



       See notes to unaudited condensed consolidated financial statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

===============================================================================

                                                           DOLLARS IN
                                                            MILLIONS
                                                       ------------------
                                                          THREE MONTHS
                                                             ENDED
                                                          MARCH 31, 1999
                                                          --------------

OPERATING ACTIVITIES
   Net loss                                                         ($2.8)
                                                                    -----
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Depreciation                                                    26.7
     Deferred employee benefit cost                                 (29.8)
     Amortization of debt premium                                    (0.4)
     Deferred income taxes                                           (2.3)
     Change in:  Receivables                                        (36.8)
                 Inventories                                         79.5
                 Accounts payable                                     4.0
                 Bank overdrafts                                    (15.1)
                 Payables to/receivables from related companies     (16.2)
                 Accrued salaries and wages                          (3.0)
                 Other accrued liabilities                           (2.2)
     Other items                                                    (22.0)
                                                                    -----
     Net adjustments                                                (17.6)
                                                                    -----
         Net cash from operating activities                         (20.4)
                                                                    -----
INVESTING ACTIVITIES
     Capital expenditures                                            (4.0)
     Investments in and advances to joint ventures, net              15.6
                                                                    -----
        Net cash from investing activities                           11.6
                                                                    -----
FINANCING ACTIVITIES
     Payments of long term debt                                      (2.7)
     Dividends paid                                                  (5.1)
     Proceeds from note receivable from related company               0.8
     Short-term borrowings                                           45.0
                                                                    -----
          Net cash from financing activities                         38.0
                                                                    -----
Net increase in cash and cash equivalents                            29.2

Cash and cash equivalents - beginning of period                      15.7
                                                                    -----
Cash and cash equivalents - end of period                          $ 44.9
                                                                    =====

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
          Interest (net of amount capitalized)                     $ 32.1
          Income taxes, net                                           7.0
     Noncash activity:
          Deferred tax related to comprehensive gain items          ($0.2)



       See notes to unaudited condensed consolidated financial statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

================================================================================

                                                                             DOLLARS IN MILLIONS
                                                                     ---------------------------------------
ASSETS                                                               DECEMBER 31, 1998        MARCH 31, 1999
                                                                     -----------------        --------------
      CURRENT ASSETS
         Cash and cash equivalents                                        $   15.7                $   44.9
         Receivables, net                                                    241.4                   278.2
         Inventories (Note 3)                                                585.5                   506.0
         Current deferred income taxes                                         -                       0.1
                                                                       -----------              ----------
                  Total current assets                                       842.6                   829.2

      INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                          227.7                   223.6

      PROPERTY, PLANT AND EQUIPMENT, NET                                   1,968.7                 1,945.5

      RECEIVABLES FROM RELATED COMPANIES                                      11.9                    11.1

      DEFERRED INCOME TAXES                                                    2.9                     4.9

      OTHER ASSETS                                                            55.7                    64.7
                                                                       -----------              ----------
                  Total Assets                                            $3,109.5                $3,079.0
                                                                       ===========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
         Accounts payable                                                 $  185.0                  $189.0
         Bank overdrafts                                                      17.8                     2.7
         Borrowings under Revolving Credit Facilities (Note 4)               100.0                   145.0
         Payables to related companies                                        30.7                    14.5
         Accrued liabilities                                                 171.5                   166.2
         Long-term debt due within one year
           Related companies                                                   7.0                     7.0
           Other                                                               4.0                     9.3
                                                                       -----------              ----------
                  Total current liabilities                                  516.0                   533.7

      LONG-TERM DEBT
           Related companies (Note 6)                                        689.5                   687.8
           Other                                                             281.9                   275.2

      DEFERRED EMPLOYEE BENEFITS                                           1,135.5                 1,105.7

      OTHER CREDITS                                                           65.1                    62.6

      COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                       -----------              ----------
                  Total liabilities                                        2,688.0                 2,665.0

      STOCKHOLDERS' EQUITY
           Preferred stock (Note 5)                                           90.0                    90.0
           Common stock (Note 5)                                             320.0                   320.0
           Retained earnings                                                  12.3                     4.4
           Accumulated other comprehensive loss                               (0.8)                   (0.4)
                                                                       -----------              ----------
                  Total Liabilities and Stockholders' Equity              $3,109.5                $3,079.0
                                                                       ===========              ==========


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

     The condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (which, except as set forth in the prior paragraph, are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the period presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                   (Dollars in Millions except per share data)

================================================================================
NOTE 3/INVENTORIES

          Inventories consist of the following:              December 31,                       March 31,
                                                                 1998                             1999
                                                            ---------------                   ------------

                     In process and finished steel               $398.8                            $353.7

                     Raw materials and supplies:
                        Iron ore                                  104.5                              89.1
                        Scrap and other raw materials              69.2                              50.0
                        Supplies                                   13.0                              13.2
                                                              ---------                      ------------
                                                                  186.7                             152.3
                                                              ---------                      ------------

                                 Total                           $585.5                            $506.0
                                                              =========                      ============





NOTE 4/BORROWING ARRANGEMENTS

          Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At March 31, 1999, $86 was borrowed under the facilities.

          On January 22, 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("IIInv"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require IIInv to maintain a minimum net worth. At March 31, 1999, $59 was borrowed under this facility.

NOTE 5/EQUITY

Common Stock
          On March 31, 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Preferred Stock
          On March 31, 1999, the Company had 100 shares issued and outstanding of Series A 8% Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the common stock.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                   (Dollars in Millions except per share data)

================================================================================
NOTE 6/RELATED PARTY TRANSACTIONS

     The Company was charged $1.3 by Ispat for the three months ended March 31, 1999 for management, financial and legal services provided to the Company.

     The Company purchased $7.3 of slabs from a subsidiary of Ispat during the period.

     I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.7 for such tolling services for the three months ended March 31, 1999.

     I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $87.8 for the three month period ended March 31, 1999.

     The Company's long-term debt due to a related company of $687.8 as of March 31, 1999 is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat. This debt arose in connection with the financing of the Acquisition. The Company's receivable from related companies of $11.1 at March 31, 1999 consists of $10.0 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat. This receivable also arose in connection with the financing of the Acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $1.1 is from other related companies for trade and other intercompany expenses.

NOTE 7/COMMITMENTS AND CONTINGENCIES

     At March 31, 1999, the Company guarantees $13 and $155 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company has an agreement with the Pension Benefit Guaranty Company (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160 and made a cash contribution of $25 to the Pension Trust in 1998. The Company also committed to fund normal cost of the Pension Plan plus an additional $5 per year for five years. Approximately $23 million was contributed to the Trust in the first quarter of 1999 under these provisions. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

     The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of March 31, 1999, the estimated minimum tolling charges remaining over the life of this agreement were approximately $263.6.

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

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                   (Dollars in Millions except per share data)

================================================================================
NOTE 7/COMMITMENTS AND CONTINGENCIES (CONTINUED)

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At March 31, 1999, the Company's reserves for environmental liabilities totaled $26, $20 of which is related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $13 at March 31, 1999.

     Recently, the United States Attorney for the Middle District of Louisiana informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of 31 U.S.C. section 3729, et seq. The U.S. Attorney and the Company have agreed that no criminal charges will be filed against the Company prior to December 1, 1999 while the Company reviews the matter. If a potential claim by the U.S. Attorney was successfully proved with respect to such matter, it would be material to the financial position and results of operation of the Company. However, the Company has not yet had an opportunity to review the factual basis of such a claim or the method by which such damages may be calculated. In addition, the Company has not yet determined the extent to which other potential corporate defendants are involved. The Company has given notice of this matter to Ryerson Tull, Inc. pursuant to the indemnification provisions of the Merger Agreement, dated as of May 27, 1998, among Ispat, the Company, Inland Merger Sub, Inc. and Industries (the predecessor company to Ryerson Tull, Inc.) as amended.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                  (Dollars in Millions except per share data)

================================================================================
NOTE 8/PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

     The following unaudited pro forma condensed combined statements of operations of the Company for the three months ended March 31, 1998 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1998. The unaudited pro forma operating results for the three months ended March 31, 1998 include the historical results of the Predecessor Company shown herein adjusted for interest cost on borrowings to finance the Acquisition and purchase accounting adjustments.

     The pro forma results presented below are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future results.



                                                                       March 31, 1998
                                                         ------------------------------------------
                                                         Predecessor      Pro Forma     Pro Forma
                                                           Company        Adjustments     Total
                                                         ------------     -----------  ------------

NET SALES                                                    $606.1                        $606.1
                                                           --------                     ---------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                         539.6         (1.0)(a)        538.6

   Selling, general and
     administrative expenses                                   10.1                          10.1

   Depreciation                                                34.6         (9.0)(b)         25.6
                                                           --------    ---------        ---------
      Total                                                   584.3        (10.0)           574.3
                                                           --------    ---------        ---------
OPERATING PROFIT                                               21.8         10.0             31.8

General corporate expense,
     net of income items                                        3.0                           3.0

Interest and other expense on debt                             10.2         11.0(c)          21.2
                                                           --------    ---------        ---------
INCOME(LOSS) BEFORE INCOME TAXES                                8.6         (1.0)             7.6

PROVISION FOR INCOME TAXES                                      3.3          0.4 Cr.(d)       2.9
                                                           --------    ---------        ---------
NET INCOME (LOSS)                                              $5.3       ($0.6)             $4.7
                                                           ========    =========        =========


Cr. = Credit

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                  (Dollars in Millions except per share data)

================================================================================

NOTE 8/PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA (CONTINUED)

       (a) Reflects the change in pension and retiree health and life insurance expense as a result of the actuarial valuation.

       (b) Reflects change in depreciation based upon the revaluation of the property, plant and equipment.

       (c) Reflects the net adjustments to interest expense as a result of the transaction as follows:

                                                           Three Months
                                                               Ended
                                                          March 31, 1998
                                                          --------------

            Revolving Credit Facility and commitment fees         $ 0.9
            Acquisition related debt                               14.3
            Other bank charges                                      1.8
            Elimination of historical interest expense             (6.0)
                                                            -----------
              Total interest expense adjustments                  $11.0
                                                            ===========

       (d)  Reflects the tax effects of the pro forma adjustments to income
            (loss) before income taxes based on the estimated applicable statutory tax rates.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

================================================================================

                                               DOLLARS IN MILLIONS
                                               -------------------
                                                  THREE MONTHS
                                                     ENDED
                                                 MARCH 31, 1998
                                                 --------------

NET SALES                                            $606.1
                                                   ---------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                                 539.6

   Selling, general and
      administrative expenses                          10.1

   Depreciation                                        34.6
                                                   ---------
         Total                                        584.3
                                                   ---------

OPERATING PROFIT                                       21.8

General corporate expense,
     net of income items                                3.0

Interest and other expense on debt                     10.2
                                                   ---------
INCOME BEFORE INCOME TAXES                              8.6

PROVISION FOR INCOME TAXES                              3.3
                                                   ---------
NET INCOME                                           $  5.3
                                                   =========






       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================

                                                            DOLLARS IN MILLIONS
                                                            -------------------
                                                                THREE MONTHS
                                                                   ENDED
                                                               MARCH 31, 1998
                                                               --------------
OPERATING ACTIVITIES
   Net income                                                       $ 5.3
                                                                 ---------
   Adjustments to reconcile net loss to
     net cash from operating activities:
     Depreciation                                                    34.6
     Deferred employee benefit cost                                   2.5
     Deferred income taxes                                            4.1
     Change in:  Receivables                                          0.8
                 Inventories                                         19.7
                 Accounts payable                                   (58.9)
                 Receivables from related companies                   5.8
                 Payables to related companies                        7.8
                 Accrued salaries and wages                           2.9
                 Other accrued liabilities                           14.4
     Other items                                                      8.3
                                                                 ---------
     Net adjustments                                                 42.0
                                                                 ---------
        Net cash from operating activities                           47.3
                                                                 ---------
INVESTING ACTIVITIES
     Capital expenditures                                           (14.7)
     Investments in and advances to joint ventures                   20.0
                                                                 ---------
        Net cash from investing activities                            5.3
                                                                 ---------
FINANCING ACTIVITIES
     Long term debt retired                                         (11.9)
     Change in notes payable to related companies                   (34.3)
     Dividends paid                                                  (6.4)
                                                                 ---------
          Net cash from financing activities                        (52.6)
                                                                 ---------
Net change in cash and cash equivalents                                 -
Cash and cash equivalents - beginning of period                         -
                                                                 ---------
Cash and cash equivalents - end of period                           $   -
                                                                 =========

SUPPLEMENTAL DISCLOSURES
     Cash paid (received) during the period for:
          Interest (net of amount capitalized)                      $ 3.3
          Income taxes, net                                           1.8


       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

================================================================================

                                                                        DOLLARS IN MILLIONS
                                                                     -------------------------
ASSETS                                                                    MARCH 31, 1998
                                                                          --------------
      CURRENT ASSETS
         Cash and cash equivalents                                                   $      -
      Receivables                                                                       218.4
         Inventories - principally at LIFO
             In process and finished products                          $119.8
             Raw materials and supplies                                  61.0           180.8
                                                                     ---------
         Deferred income taxes                                                           24.8
                                                                                     ---------
                  Total current assets                                                  424.0

      INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                     213.7

      PROPERTY, PLANT AND EQUIPMENT
           Valued on basis of cost                                    4,088.1
           Less: Reserve for depreciation,
                      amortization and depletion                      2,668.8
                   Allowance for terminated facilities                  100.7         1,318.6
                                                                     ---------
      PREPAID PENSION COSTS                                                              60.6

      DEFERRED INCOME TAXES                                                             190.9

      OTHER ASSETS                                                                       46.9
                                                                                     ---------

                  Total Assets                                                       $2,254.7
                                                                                     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      CURRENT LIABILITIES
         Accounts payable                                                            $  180.0
         Payables to related companies
           Notes                                                                        196.4
           Trade & other                                                                  7.8
         Accrued liabilities                                                            159.6
         Long-term debt due within one year                                              35.3
                                                                                     ---------
                  Total current liabilities                                             579.1

      LONG-TERM DEBT                                                                    260.7

      DEFERRED EMPLOYEE BENEFITS                                                      1,118.9

      OTHER CREDITS                                                                      57.4

      COMMITMENTS AND CONTINGENCIES (Note 3)
                                                                                     ---------
                  Total liabilities                                                   2,016.1

      STOCKHOLDER'S EQUITY                                                              238.6
                                                                                     ---------
                  Total Liabilities and Stockholder's Equity                         $2,254.7
                                                                                     =========

       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in Millions except per share data)

================================================================================


NOTE 1/BASIS OF PRESENTATION

        On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger (the "Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Successor Company" or the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,143.1, plus the assumption of certain liabilities or obligations.

        The financial statements as of March 31, 1998 and for the three-month period ended March 31, 1998 are unaudited but in the opinion of management contain all adjustments, which are of a normal and recurring nature, necessary to present the Predecessor Company's results of operations and cash flows. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2/RELATED PARTY TRANSACTIONS

        Prior to July 16, 1998, the Predecessor Company was a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"). The Predecessor Company had agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $3.6 by Industries for the first quarter of 1998 for management, financial and legal services provided to the Company.

        Procedures were established to charge interest on all intercompany loans within the Industries group of companies. Such loans bore interest at the prime rate. The Company's net intercompany interest expense for the first three months of 1998 totaled $5.0.

        The Predecessor Company sold to and purchased products from other companies within the Industries group of companies. Such transactions were made at prevailing market prices. These transactions are summarized as follows:



                                                               Three Months
                                                                  Ended
                                                              March 31, 1998
                                                              --------------
        Net Product Sales                                         $49.6
        Net Product Purchases                                       4.1

NOTE 3/COMMITMENTS AND CONTINGENCIES

        The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $24 at March 31, 1998.

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


                                                  Dollars in Millions
                                             ---------------------------
                                                 Three Months Ended
                                                     March 31,
                                             ---------------------------
                                                 1999           1998
                                                 ----           ----

Net Sales                                         $619.9         $606.1
                                             ------------     ----------


Cost of goods sold                                 564.1          539.6
Selling, general and
   administrative expenses                          10.2           10.1
Depreciation                                        26.7           34.6
                                             ------------     ----------
Operating Profit                                    18.9           21.8

General corporate expense,
     net of income items                             1.3            3.0
Interest and other expense on debt                  21.8           10.2
                                             ------------     ----------


Income (Loss) before income taxes                   (4.2)           8.6
Provision for income taxes                           1.4 Cr.        3.3
                                             ------------     ----------

Net Income (Loss)                                  ($2.8)        $  5.3
                                             ============     ==========





Cr. = Credit

RESULTS OF OPERATIONS - Comparison of First Quarter 1999 to First Quarter 1998

        The Company reported a consolidated net loss of $2.8 for the first quarter of 1999 compared to net income of $5.3 for the first quarter of 1998. Increased interest expense as well as a decrease in operating profit were the major factors for the decline.

        Net sales of $619.9 for the first quarter of 1999 were 2.3 percent more than the year ago quarter as volume increased by 13.1 percent but was offset by a 9.6 percent decrease in the average selling price per ton.

        Cost of goods sold of $564.1 increased 4.5 percent (from the year-ago Quarter) due to the increase in volume shipped during the current quarter.

        Depreciation expense of $26.7 for the current quarter decreased by $7.9, or 22.8 percent from the prior year, due to the change in depreciable value and remaining useful lives resulting from the valuation of property, plant, and equipment as of the July 16, 1998 acquisition date.

        Operating profit decreased to $18.9 for the current quarter compared to $21.8 a year ago as a result of the items noted above.

        Interest expense increased $11.6 in the 1999 first quarter from the comparable quarter of last year due to the additional debt incurred as a result of the acquisition.

Liquidity and Financing

        At March 31, 1999, total liquidity, compromising cash, cash equivalents and funds available under our bank credit arrangements, totaled $126.9 compared with $65.7 December 31, 1998.

        In connection with the acquisition of the Company by Ispat on July 16, 1998, the Company received $320 from the sale of common stock, $90 from the sale of preferred stock and $700 from the issuance of First Mortgage Bonds. The Company immediately paid this $1,110 along with $33.1 of other cash on hand, to Inland Steel Industries, Inc. ("Industries"), its parent prior to July 17, 1998, as payment for the Company's capital stock owned by Industries and to repay intercompany loans and other obligations to Industries.

        In connection with the financing of the Acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") (together the "Term Loan Facility") and a $160 letter of credit extending to July 16, 2003 (the "LC", and together with the Term Loan Facility, the Facilities").

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

        The Credit Agreement contains covenants that, among other things, limit or prohibit the ability of the Company or the Borrower to incur indebtedness, create liens, pay dividends, make investments, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Additionally, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement).

        At March 31, 1999, the Company had $270 of committed revolving credit facilities, of which $145 was borrowed, $82 was available and $43 was unavailable under the terms of the facilities. Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. On January 22, 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC, a wholly owned subsidiary of the Company, to secure this facility.

        The Company guarantees a pulverized coal injection joint venture loan and its 50 percent share of I/N Kote borrowing amounting to $13 and $155, respectively, at March 31, 1999. As neither of these guarantees has been invoked since inception, the Company does not believe these guarantees will be called upon.

        In March 1999, the Company paid a $5.1 dividend on its Series A Preferred Stock.

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

        Information Technology has identified all business systems, and all components of the hardware infrastructure. At this time, the three most critical major business systems (Order Fulfillment System, Manufacturing Automation System, and the Manix System) and the major mainframe IBM operating systems and ancillary support systems have been remediated and validated as Year 2000 compliant. All other critical business systems have completed final testing or validation phases. Non-critical business systems are in the remediation or final testing phases with planned completion dates by the end of June 1999. The PC/LAN and Client Server environments are in the validation phase with planned completion dates by the end of June 1999. The Information Technology teams are also working with end users in departments across the Company to ensure critical management reporting, spreadsheets, personal computers, and equipment with imbedded microprocessors are Year 2000 compliant. Planned completion of this activity is June 1999.

        Process Automation has identified over 16,000 pieces of equipment throughout the Company's manufacturing complex with imbedded computer technology and is on schedule with its remediation and testing plan. Remediation and testing of all Process Automation equipment is complete with the exception of the I/N Tek and I/N Kote Automated Guided Vehicle System (AGV), three critical systems and one non-critical system, which will be completed by the end of June 1999.

        The Company's personnel are also working with key customers, critical suppliers and service providers to assure that potential Year 2000 issues are remediated and tested in systems interfaces with these business partners. In addition, all Company suppliers have been notified of the Year 2000 issue and the Company's Year 2000 position. Critical suppliers have been identified and the Purchasing Department is in the process of further assessing of these selected vendors as to their Year 2000 readiness and the risk they may impose on the Company.

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

        The Sales Department is communicating with our customers to assure them that the Company is being proactive in addressing the Year 2000 problem. The Sales Department is also performing a risk assessment of the Company's key customers to understand the ramifications of customer problems due to Year 2000 issues. Planned completion of this activity is June 1999.

        All critical business systems will again be tested in September and throughout November 1999 for assurance that nothing has changed since the 1998 remediation and testing phases.

        The costs of becoming Year 2000 compliant include providing awareness of Year 2000 issues, inventory of systems and equipment, impact analysis of systems and equipment, remediation of software and hardware, testing and validation of all systems and hardware, risk assessment of suppliers and customers, and contingency planning. The Company has spent $6.1 through March 31, 1999 and anticipates that the remaining costs will be $2.3. Impact analysis and cost estimates are updated monthly. At this time, there are no other projects being delayed that will affect operations or estimated costs due to Year 2000 projects.

        The Company is doing everything reasonably possible to reduce the risk of disruptions to the Company due to the Year 2000 problem. Although the Company considers it unlikely, the failure by major customers or suppliers, or any delay or oversight in the Company's effort to address Year 2000 compliance issues could result in an adverse impact on the Company, which could be material to its result of operations or financial position.

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

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Recently, the United States Attorney for the Middle District of Louisiana informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of 31 U.S.C. section 3729, et seq. The U.S. Attorney and the Company have agreed that no criminal charges will be filed against the Company prior to December 1, 1999 while the Company reviews the matter. If a potential claim by the U.S. attorney was successfully proved with respect to such matter, it would be material to the financial position and results of operation of the Company. However, the Company has not yet had an opportunity to review the factual basis of such a claim or the method by which such damages may be calculated. In addition, the Company has not yet determined the extent to which other potential corporate defendants are involved. The Company has given notice of this matter to Ryerson Tull, Inc. pursuant to the indemnification provisions of the Merger Agreement, dated as of May 27, 1998, among Ispat, the Company, Inland Merger Sub, Inc. and Industries (the predecessor company to Ryerson Tull, Inc.) as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ISPAT INLAND INC.




                                               By: /s/ Michael G. Rippey
                                                   ----------------------------
                                                   Michael G. Rippey
                                                   Vice President -
                                                   Finance and CFO
                                                   Principal Financial Officer







Date:     May 14, 1999

                               INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                          PAGE NO.
-------                           -----------                         ----------

4.A Amended Certificate of Designations, Powers, Preferences and Relative, Participating or Other Rights, and the Qualifications, Limitations or Restrictions Thereof,
          of Series 8% Preferred Stock of Inland Steel
          Company ..................................................

4.B       Amended Certificate of Designations of Series 8% Preferred
          Stock of Ispat Inland Inc. ...............................

27        Financial Data Schedule ..................................