Form 10-Q
period 1999-06-30
ISPAT INLAND INC
filed 1999-08-16
CIK 50548

                                                           SECOND QUARTER - 1999

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               -----------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1999

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
              For the transition period from  ______  to   ______

                               -----------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of August 10, 1999.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                     INDEX

                                                                                     PAGE NO.

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

                    ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor Company)

                         Condensed Consolidated Statements of Operations for the
                         Three and Six Months Ended June 30, 1999                        2

                         Condensed Consolidated Statements of Comprehensive
                         Income for the Three and Six Months Ended June 30, 1999         2

                         Condensed Consolidated Statement of Cash Flows for the
                         Six Months Ended June 30, 1999                                  3

                         Condensed Consolidated Balance Sheets as of June 30,
                         1999 and December 31, 1998                                      4

                         Notes to Condensed Consolidated Financial Statements            5 - 10

                    INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (Predecessor
                    Company)

                         Condensed Consolidated Statements of Operations for the
                         Three and Six Months Ended June 30, 1998                        11

                         Condensed Consolidated Statement of Cash Flows for the
                         Six Months Ended June 30, 1998                                  12

                         Condensed Consolidated Balance Sheets as of June 30, 1998       13

                         Notes to Condensed Consolidated Financial Statements            14

          ITEM 2.   Management's Narrative Analysis of Results of Operations             15 - 16

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                                    17

          ITEM 5.   Other                                                                17

          ITEM 6.   Exhibits and Reports on Form 8-K                                     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (Dollars in Millions)
================================================================================

                                                THREE MONTHS         SIX MONTHS
                                                   ENDED               ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                               -------------       -------------

NET SALES                                           $615.4            $1,235.3
                                                    ------            --------
OPERATING COSTS AND EXPENSES
     Cost of goods sold                              534.4             1,098.5
     Selling, general and administrative expenses     10.9                21.1
     Depreciation                                     26.8                53.5
                                                    ------             -------
          Total                                      572.1             1,173.1
                                                    ------             -------
OPERATING PROFIT                                      43.3                62.2

General corporate expense, net of income items         0.8                 2.1
Interest and other expense on debt                    21.3                43.1
                                                    ------             -------
INCOME BEFORE INCOME TAXES                            21.2                17.0
PROVISION FOR INCOME TAXES                             7.2                 5.8
                                                    ------             -------
NET INCOME                                          $ 14.0             $  11.2
                                                    ======             =======


         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                             (Dollars in Millions)

                                                THREE MONTHS         SIX MONTHS
                                                   ENDED               ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                               -------------       -------------
Net income                                         $14.0               $11.2

Other comprehensive income, net of tax:
     Unrealized gain on securities                   0.4                 0.8
                                                   -----               -----

COMPREHENSIVE INCOME                               $14.4               $12.0
                                                   =====               =====

       See notes to unaudited condensed consolidated financial statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                              (Dollars in Millions)
================================================================================

                                                                  SIX MONTHS
                                                                    ENDED
                                                                JUNE 30, 1999
                                                                -------------
OPERATING ACTIVITIES
  Net income                                                       $ 11.2
                                                                   ------
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                                                     53.5
    Deferred employee benefit cost                                  (35.2)
    Amortization of debt premium                                     (0.7)
    Deferred income taxes                                            (9.1)
    Change in:     Receivables                                       (1.8)
                   Inventories                                      104.6
                   Accounts payable                                  24.5
                   Bank overdrafts                                   (1.6)
                   Payables to/receivables from related companies   (27.5)
                   Accrued salaries and wages                        (6.0)
                   Other accrued liabilities                         (1.8)
    Other items                                                     (44.7)
                                                                   ------
    Net adjustments                                                  54.2
                                                                   ------
      Net cash from operating activities                             65.4
                                                                   ------
INVESTING ACTIVITIES
    Capital expenditures                                            (10.5)
    Investments in and advances to joint ventures, net               21.5
                                                                   ------
      Net cash from investing activities                             11.0
                                                                   ------
FINANCING ACTIVITIES
    Payments of long term debt                                       (7.5)
    Dividends paid                                                   (6.9)
    Proceeds from note receivable from related company                0.8
    Short-term borrowings                                           (53.0)
                                                                   ------
      Net cash from financing activities                            (66.6)
                                                                   ------
Net increase in cash and cash equivalents                             9.8
Cash and cash equivalents -- beginning of period                     15.7
                                                                   ------
Cash and cash equivalents -- end of period                         $ 25.5
                                                                   ======

       See notes to unaudited condensed consolidated financial statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in Millions)
================================================================================

                                                                          DECEMBER 31, 1998    JUNE 30, 1999
                                                                          -----------------    -------------
ASSETS

     CURRENT ASSETS
          Cash and cash equivalents                                          $   15.7             $   25.5
          Receivables, net                                                      241.4                243.2
          Inventories (Note 3)                                                  585.5                480.9
                                                                             --------             --------
               Total current assets                                             842.6                749.6

     INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                              227.7                228.6

     PROPERTY, PLANT AND EQUIPMENT, NET                                       1,968.7              1,940.9

     RECEIVABLES FROM RELATED COMPANIES                                          11.9                 10.4

     DEFERRED INCOME TAXES                                                        2.9                 11.6

     OTHER ASSETS                                                                55.7                 68.1
                                                                             --------             --------
               Total Assets                                                   3,109.5             $3,009.2
                                                                             ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                                     $185.0               $209.5
          Bank overdrafts                                                        17.8                 16.2
          Borrowings under Revolving Credit Facilities (Note 4)                 100.0                 47.0
          Payables to related companies                                          30.7                  2.5
          Accrued liabilities                                                   171.5                172.8
          Long-term debt due within one year
            Related companies                                                     7.0                  7.0
            Other                                                                 4.0                  6.3
                                                                             --------             --------
               Total current liabilities                                        516.0                461.3

     LONG-TERM DEBT
          Related companies (Note 6)                                            689.5                686.0
          Other                                                                 281.9                274.9

     DEFERRED EMPLOYEE BENEFITS                                               1,135.5              1,100.3

     OTHER CREDITS                                                               65.1                 60.1

     COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                             --------             --------
               Total liabilities                                              2,688.0              2,582.6

     STOCKHOLDERS' EQUITY
          Preferred stock (Note 5)                                               90.0                 90.0
          Common stock (Note 5)                                                 320.0                320.0
          Retained earnings                                                      12.3                 16.6
          Accumulated other comprehensive loss                                   (0.8)                   -
                                                                             --------             --------
               Total stockholders' equity                                       421.5                426.6
                                                                             --------             --------
               Total Liabilities and Stockholders' Equity                    $3,109.5             $3,009.2
                                                                             ========             ========

       See notes to unaudited condensed consolidated financial statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in Millions except per share data)
===============================================================================

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

NOTE 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The total purchase price has been allocated to assets and liabilities of the Company based on their respective fair values. The finalization of purchase accounting resulted in additional liabilities that increased Property, Plant and Equipment by $15.6.

     The condensed consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of this statement on its results of operations, cash flows and financial position.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                  (Dollars in Millions except per share data)

===============================================================================

NOTE 3/INVENTORIES

      Inventories consist of the following:           DECEMBER 31,      JUNE 30,
                                                         1998            1999
                                                      ------------      --------

          In process and finished steel                  $398.8          $322.5
          Raw materials and supplies:
           Iron ore                                       104.5            86.7
           Scrap and other raw materials                   69.2            58.9
           Supplies                                        13.0            12.8
                                                         ------          ------
                                                          186.7           158.4
                                                         ------          ------
                     Total                               $585.5          $480.9
                                                         ======          ======


NOTE 4/BORROWING ARRANGEMENTS

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At June 30, 1999, $27 was borrowed under the facilities.

     On January 22, 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC, a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require Ispat Inland Inventory, LLC to maintain a minimum net worth. At June 30, 1999, $20 was borrowed under this facility.

NOTE 5/EQUITY

Common Stock

     On June 30, 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Preferred Stock

     On June 30, 1999, the Company had 100 shares authorized, issued and outstanding of Series A 8% Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                  (Dollars in Millions except per share data)

===============================================================================

NOTE 6/RELATED PARTY TRANSACTIONS

     The Company was charged $1.6 and $2.9 by Ispat for the three and six months ended June 30, 1999, respectively, for management, financial and legal services provided to the Company. The Company was also charged $1.3 by Ispat North America for corporate expense allocation during the three and six month period ended June 30, 1999.

     The Company purchased $14.6 and $21.9 of slabs from a subsidiary of Ispat during the three and six months ended June 30, 1999, respectively.

     I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.5 and $73.2 for such tolling services for the three and six months ended June 30, 1999, respectively.

     I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $101.2 and $189.0 for the three and six months ended June 30, 1999, respectively.

     The Company's debt due to a related company of $693.0 as of June 30, 1999 is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat.
This debt arose in connection with the financing of the Acquisition. The Company's receivable from related companies of $10.4 at June 30, 1999 consists of $10.0 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the Acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $.4 is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $2.5 at June 30, 1999 consists of trade and other intercompany expenses.

NOTE 7/COMMITMENTS AND CONTINGENCIES

     At June 30, 1999, the Company guarantees $12 and $155 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company has an agreement with the Pension Benefit Guaranty Company (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160 and made a cash contribution of $25 to the Pension Trust in 1998. The Company also committed to fund at least normal cost of the Pension Plan plus an additional $5 per year for five years. In January 1999, $23.7 was contributed to the Trust under these provisions. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

     The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of June 30, 1999, the estimated minimum tolling charges remaining over the life of this agreement were approximately $256.8.

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

===============================================================================

NOTE 7/COMMITMENTS AND CONTINGENCIES (CONTINUED)

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At June 30, 1999, the Company's reserves for environmental liabilities totaled $26, $21 of which is related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $15 at June 30, 1999.

     The United States Attorney for the Middle District of Louisiana has informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of 31 U.S.C. section 3729, et seq. The U.S. Attorney and the Company have agreed that no criminal charges will be filed against the Company prior to December 1, 1999 while the Company reviews the matter. The Company has been informed by the U.S. Attorney's office of a damage claim in such matter, which, if successfully proved, would be material to the financial position and results of operations of the Company. However, the Company is in the process of reviewing the factual basis of such a claim and the method by which such damages may be calculated. In addition, the Company has not yet determined the extent to which other potential corporate defendants are involved. The Company has given notice of this matter to Ryerson Tull, Inc. pursuant to the indemnification provisions of the Merger Agreement, dated as of May 27, 1998, among Ispat International N.V., the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.) as amended.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                  (Dollars in Millions except per share data)
===============================================================================

NOTE 8/PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA


     The following unaudited pro forma condensed combined statements of operations of the Company for the six months ended June 30, 1998 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1998. The unaudited pro forma operating results for the six months ended June 30, 1998 include the historical results of the Predecessor Company shown herein adjusted for interest cost on borrowings to finance the Acquisition and purchase accounting adjustments.

     The pro forma results presented below are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future results.

                                                     SIX MONTHS ENDED
                                                      JUNE 30, 1998
                                           ------------------------------------
                                           PREDECESSOR   PRO FORMA    PRO FORMA
                                             COMPANY    ADJUSTMENTS     TOTAL
                                           -----------  -----------   ---------


NET SALES                                   $1,226.0                  $1,226.0
                                            --------                  --------
OPERATING COSTS AND EXPENSES
     Cost of goods sold                      1,079.5      (2.0)(a)     1,077.5
     Selling, general and
       administrative expenses                  21.3                      21.3
     Depreciation                               69.2     (18.0)(b)        51.2
                                            --------    ------        --------
          Total                              1,170.0     (20.0)        1,150.0
                                            --------    ------        --------
OPERATING PROFIT                                56.0      20.0            76.0
General corporate expense,
  net of income items                            7.0                       7.0
Interest and other expense on debt              20.3      22.0 (c)        42.3
                                            --------    ------        --------
INCOME(LOSS) BEFORE INCOME TAXES                28.7      (2.0)           26.7
PROVISION FOR INCOME TAXES                      10.5       0.7 Cr.(d)      9.8
                                            --------    ------        --------
NET INCOME (LOSS)                              $18.2     ($1.3)          $16.9
                                            ========    ======        ========
Cr. = Credit

                                      -9-

        ISPAT INLAND INC.  AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                  (Dollars in Millions except per share data)
================================================================================

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

     (c) Reflects the net adjustments to interest expense as a result of the transaction as follows:


                                                                       SIX MONTHS
                                                                         ENDED
                                                                     JUNE 30, 1998
                                                                     -------------

          Revolving Credit Facility and commitment fees                  $ 1.3
          Acquisition related debt                                        28.6
          Other bank charges                                               3.5
          Elimination of historical interest expense                     (11.4)
                                                                         -----
             Total interest expense adjustments                          $22.0
                                                                         =====

     (d) Reflects the tax effects of the pro forma adjustments to income (loss) before income taxes based on the estimated applicable statutory tax rates.

NOTE 9/SUBSEQUENT EVENT

     The Company and the United Steelworkers of America tentatively agreed, on July 24, 1999, to new labor agreements, effective August 1, 1999, covering wages and benefits through July 31, 2004 for approximately 7,000 employees in five different bargaining units. The agreements are subject to a union membership ratification process which is expected to be completed in several weeks. Among other things, the agreements generally provide for wage increases of $.50 per hour in 2000 and 2001 and $1.00 per hour in 2003. These agreements also provide significant pension improvements for active employees who retire after August 1, 1999 and additional monthly supplements for certain current retirees. The renewed agreements continue many provisions of past labor contracts, including employment security provisions. In addition, the Company agreed to maintain certain operations through investment in steel manufacturing facilities at the Indiana Harbor Works, in exchange for productivity improvements and an agreement to either adopt the industry pattern labor settlement in 2004 or use arbitration to resolve unsettled issues, thereby precluding a work stoppage in 2004.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             (Dollars in Millions)

===============================================================================

                                          THREE MONTHS            SIX MONTHS
                                             ENDED                    ENDED
                                          JUNE 30, 1998          JUNE 30, 1998
                                          -------------          --------------


NET SALES                                    $619.9                 $1,226.0
                                             ------                 --------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                         542.5                  1,082.2

   Selling, general and
      administrative expenses                  11.2                     21.3

   Depreciation                                34.6                     69.2

   Gain from sale of assets (Note 3)           (2.7)                    (2.7)
                                             ------                 --------

         Total                                585.6                  1,170.0
                                             ------                 --------

OPERATING PROFIT                               34.3                     56.0

General corporate expense,
     net of income items                        4.0                      7.0

Interest and other expense on debt             10.1                     20.3
                                             ------                 --------
INCOME BEFORE INCOME TAXES                     20.2                     28.7

PROVISION FOR INCOME TAXES                      7.3                     10.5
                                             ------                 --------

NET INCOME                                   $ 12.9                   $ 18.2
                                             ======                 ========


       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in Millions)
===============================================================================


                                                            SIX MONTHS
                                                              ENDED
                                                          JUNE 30, 1998
                                                          -------------
OPERATING ACTIVITIES
     Net income                                               $18.2
                                                              -----
     Adjustments to reconcile net income to
       net cash from operating activities:
       Depreciation                                            69.2
       Deferred employee benefit cost                           5.6
       Deferred income taxes                                    3.2
       Gain from sale of assets                                (2.7)
       Change in:  Receivables                                 (4.1)
                   Inventories                                 (0.8)
                   Accounts payable                           (56.5)
                   Payables to related companies               11.3
                   Accrued salaries and wages                  (0.7)
                   Other accrued liabilities                    7.5
       Other items                                              1.7
                                                              -----
       Net adjustments                                         33.7
                                                              -----
          Net cash from operating activities                   51.9
                                                              -----
INVESTING ACTIVITIES
     Capital expenditures                                     (38.6)
     Investments in and advances to joint ventures             25.2
     Proceeds from sale of assets                               5.2
                                                              -----
          Net cash from investing activities                   (8.2)
                                                              -----
FINANCING ACTIVITIES
     Long term debt retired                                   (14.9)
     Change in notes payable to related companies              (1.8)
     Dividends paid                                           (12.9)
                                                              -----
           Net cash from financing activities                 (29.6)
                                                              -----
Net increase in cash and cash equivalents                      14.1
Cash and cash equivalents -- beginning of period                 --
                                                              -----
Cash and cash equivalents -- end of period                    $14.1
                                                              =====


       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in Millions)
================================================================================

                                                                JUNE 30, 1998
                                                                -------------
ASSETS
     CURRENT ASSETS
          Cash and cash equivalents                                     $   14.1
          Receivables, net                                                 223.3
          Inventories - principally at LIFO
             In process and finished products                $ 140.4
             Raw materials and supplies                         60.9       201.3
                                                             -------
          Deferred income taxes                                             24.9
                                                                        --------
               Total current assets                                        463.6

     INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                         214.5

     PROPERTY, PLANT AND EQUIPMENT
          Valued on basis of cost                            4,112.5
          Less: Reserve for depreciation,
             amortization and depletion                      2,703.0
          Allowance for terminated facilities                  100.7     1,308.8
                                                             -------
     PREPAID PENSION COSTS                                                  60.6

     DEFERRED INCOME TAXES                                                 191.7

     OTHER ASSETS                                                           45.5
                                                                        --------
               Total Assets                                             $2,284.7
                                                                        ========
LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES
          Accounts payable                                                $182.4
          Payables to related companies
            Notes                                                          228.9
            Trade & other                                                    5.5
          Accrued liabilities                                              149.0
          Long-term debt due within one year                                35.0
                                                                        --------
               Total current liabilities                                   600.8

     LONG-TERM DEBT                                                        258.0

     DEFERRED EMPLOYEE BENEFITS                                          1,122.1

     OTHER CREDITS                                                          58.8

     COMMITMENTS AND CONTINGENCIES (Note 3)
                                                                        --------

     Total liabilities                                                   2,039.7

     STOCKHOLDER'S EQUITY                                                  245.0
                                                                        --------
               Total Liabilities and Stockholder's Equity               $2,284.7
                                                                        ========


       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in Millions except per share data)
===============================================================================

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

     The financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 are unaudited but in the opinion of management contain all adjustments, which are of a normal and recurring nature, necessary to present the Predecessor Company's results of operations and cash flows. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Note 2/RELATED PARTY TRANSACTIONS

     Prior to July 16, 1998, the Predecessor Company was a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"). The Predecessor Company had agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $7.1 by Industries for the first six months of 1998 for management, financial and legal services provided to the Company.

     Procedures were established to charge interest on all intercompany loans within the Industries group of companies. Such loans bore interest at the prime rate. The Company's net intercompany interest expense for the first six months of 1998 totaled $9.5.

     The Predecessor Company sold to and purchased products from other companies within the Industries group of companies. Such transactions were made at prevailing market prices. These transactions are summarized as follows:

                                                 THREE MONTHS        SIX MONTHS
                                                     ENDED             ENDED
                                                JUNE 30, 1998      JUNE 30, 1998
                                                -------------      -------------

     Net Product Sales                              $47.4              $97.0
     Net Product Purchases                            4.2                8.3


Note 3/SALE OF ASSETS

     During the second quarter of 1998, the Company sold its remaining interest in Walbridge resulting in a pretax gain of $2.7.

Note 4/COMMITMENTS AND CONTINGENCIES

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $19 at June 30, 1998.

ITEM 2.


            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                             (Dollars in Millions)


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

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to July 17, 1998 are presented on a historical cost basis. Financial data of the Company as of July 17, 1998 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their fair values.

RESULTS OF OPERATIONS - Comparison of Second Quarter 1999 to Second Quarter 1998

     The Company reported a consolidated net income of $14.0 for the second quarter of 1999 compared to net income of $12.9 for the second quarter of 1998. Increased operating profit offset by increased interest expense were the major factors for the increase.

     Net sales of $615.4 for the second quarter of 1999 were .7 percent less than the year ago quarter as volume increased by 11.1 percent but was offset by a 10.6 percent decrease in the average selling price per ton.

     Cost of goods sold of $534.4 decreased 1.0 percent from the year-ago quarter due to reduced spending during the current quarter in spite of increased volume.

     Depreciation expense of $26.8 for the current quarter decreased by $7.8, or
22.5 percent from the prior year, due to the change in depreciable value and remaining useful lives resulting from the valuation of property, plant, and equipment as of the July 16, 1998 acquisition date.

     Operating profit increased to $43.3 for the current quarter compared to $34.3 a year ago as a result of the items noted above.

     Selling, general and administrative expenses of $10.9 decreased 2.7 percent from the year-ago quarter due to reduced spending during the current quarter.

     General corporate expense, net of income items of $0.8 decreased 80 percent from the year-ago quarter due to reduced spending during the current quarter as well as the changes in the corporate structure.

     Interest expense increased $11.2 in the 1999 second quarter from the comparable quarter of last year due to the additional debt incurred as a result of the acquisition.

 RESULTS OF OPERATIONS - Comparison of First Six Months of 1999 to First Six Months of 1998

     The Company reported a consolidated net income of $11.2 for the first six months of 1999 compared to net income of $18.2 for the first six months of 1998. Increased interest expense which offset an increase in operating profit were the major factors for the decline.

     Net sales of $1,235.3 for the first six months of 1999 were .8 percent more than the year ago six month period as volume increased by 12.1 percent but was offset by a 10.1 percent decrease in the average selling price per ton.

     Cost of goods sold of $1,098.5 increased 1.8 percent due to the increase in volume shipped during the first six months.

     Depreciation expense of $53.5 for the current six month period decreased by $15.7, or 22.7 percent from the prior year, due to the change in depreciable value and remaining useful lives resulting from the valuation of property, plant, and equipment as of the July 16, 1998 acquisition date.

     Operating profit increased to $62.2 for the current six month compared to $56.0 a year ago as a result of the items noted above.

     Selling, general and administrative expenses of $21.1 decreased .9 percent from the year ago six month period due to reduced spending during the current six month period.

     General corporate expense, net of income items of $2.1 decreased 70.0 percent from the year ago six month period due to reduced spending during the current period as well as the changes in the corporate structure.

     Interest expense increased $22.8 in the 1999 first six month period from the comparable period of last year due to the additional debt incurred as a result of the acquisition.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The United States Attorney for the Middle District of Louisiana has informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of 31 U.S.C. ss. 3729, et seq. The U.S. Attorney and the Company have agreed that no criminal charges will be filed against the Company prior to December 1, 1999 while the Company reviews the matter. The Company has been informed by the U.S. Attorney's office of a damage claim in such matter, which, if successfully proved, would be material to the financial position and results of operations of the Company. However, the Company is in the process of reviewing the factual basis of such a claim and the method by which such damages may be calculated. In addition, the Company has not yet determined the extent to which other potential corporate defendants are involved. The Company has given notice of this matter to Ryerson Tull, Inc. pursuant to the indemnification provisions of the Merger Agreement, dated as of May 27, 1998, among Ispat International N.V., the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.) as amended.


ITEM 5.   OTHER

Year 2000

     In mid-1995, the Company initiated a formal program to analyze potential Year 2000 problems in business and process systems, to remediate and test all non-compliant systems needed in the new millennium, and to evaluate the Year 2000 status of critical suppliers and service providers.

     In order to coordinate the Year 2000 efforts throughout the Company, a Year 2000 Steering Committee was created to review progress to plan and to address any major issues that may be encountered. The committee meets on a regular basis and representatives from sixteen key areas of the Company report on status of their respective areas.

     The Company's Year 2000 readiness project consisted of generating awareness of the Y2K issues, developing an inventory of hardware, software, and micro-chip embedded equipment, performing an impact analysis on all items in the inventory, remediating and testing of all effected items, and developing contingency plans for all critical systems.

     Information Technology has identified all business systems, and all components of the hardware infrastructure. Process Automation has identified all equipment throughout the manufacturing complex with embedded computer technology. At this time, all critical Information Technology and Process Automation systems have been validated as Year 2000 ready with the exception of two small systems. These systems require vendor software upgrades which will be completed by the end of August 1999. A few small non-critical business systems are in the final stages of testing and will be completed by the end of

September 1999. The Information Technology teams have also completed working with end-users in departments across the Company to ensure critical management reports, spreadsheets, personal computers, and equipment with embedded microprocessors are Year 2000 ready.

     Company personnel have been working with key customers, critical suppliers, and critical service providers to assure that potential Year 2000 issues have been identified, remediated, and tested. Critical suppliers have been assessed as to their Year 2000 readiness and the potential risk to the Company, and contingency plans have been developed for all high risk critical suppliers.

     A Company team is working with all outside processors to assure all communications and business procedures are Year 2000 tested and compliant. The customer communications Information Technology team is working to assure all customer-required communication protocols, formats, and business procedures are Year 2000 tested and compliant. The work of these two teams is to reduce the risk of any type of business disruption to our customers or outside processors. The testing and contingency planning is scheduled for completion by the end of August 1999.

     The Sales Department is communicating with our customers to advise them that the Company is being proactive in addressing the Year 2000 problem. The Sales Department is also performing a risk assessment of the Company's key customers to understand the ramifications of customer problems due to Year 2000 issues. Initial risk assessments have been completed and contingency plans have been developed. The Sales Department is treating risk assessment as an on-going activity and will continue to refine their contingency plans right down to the actual time of the millennium rollover.

     All critical business systems will again be tested in the October-November 1999 time frame for assurance that nothing has changed since the 1998 remediation and testing phases. After this assurance test, a freeze on all discretionary software changes will be in effect through the month of January 2000.

     The costs of becoming Year 2000 compliant include providing awareness of Year 2000 issues, inventory of systems and equipment, impact analysis of systems and equipment, remediation of software and hardware, testing and validation of all systems and hardware, risk assessment of suppliers and customers, and contingency planning. The Company has spent $6.7 through June 30, 1999 and anticipates that the remaining costs will be $1.8. Impact analysis and cost estimates are updated monthly. At this time, there are no other projects being delayed that will affect operations or estimated costs due to Year 2000 projects.

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

     A most likely "Worst Case Scenario" would be the loss of electrical power from our local utility, Northern Indiana Public Service Company. If this event should occur, manufacturing areas will revert to internally generated power to maintain certain critical facilities such as the blast furnaces, basic oxygen furnaces, and casters. Every effort will also be made to maintain the galvanizing, normalizing, and annealing facilities. All other facilities will be required to remain in a powered down mode. During this event the safety of all personnel will be paramount, and every endeavor will be made to prevent damage to any and all plant equipment.

     Contingency and rollover plans are in the development phase with scheduled completion in the third quarter of 1999. Rollover plans address how the Company will actually operate during the millennium weekend. The plans will be constantly reviewed through the actual millennium rollover. A Year 2000 command center will be assembled to address any Year 2000 issues as they may occur. The command center will have plans for emergencies such as power outages, communication failures, police, fire, and emergency medical services requests; have on hand certain types of spare equipment for rapid deployment to departments; have access to programmers and process automation engineers; and have available other service equipment that appears to be appropriate in case of failures.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.


     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ISPAT INLAND INC.




                                          By /s/ Michael G. Rippey
                                             ----------------------------------
                                             Michael G. Rippey
                                             Vice President -
                                             Finance and CFO
                                             Principal Financial Officer



Date:     August 13, 1999

                               INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
-------                          -----------                          ----------

        [The registrant hereby agrees to provide a copy of any agreement relating to long-term debt not being registered and not exceeding 10% of consolidated assets upon request by the Commission.]

27      Financial Data Schedule.......................................

