Form 10-Q
period 1999-09-30
ISPAT INLAND INC
filed 1999-11-15
CIK 50548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 10, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

  ITEM 1. Condensed Consolidated Financial Statements
     (Unaudited)
     ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (Successor
      Company)
       Condensed Consolidated Statements of Operations for
        the Three and Nine Months Ended September 30, 1999
        and for the Period from July 17, 1998 through
        September 30, 1998..................................       2
       Condensed Consolidated Statements of Comprehensive
        Income for the Three and Nine Months Ended September
        30, 1999 and for the Period from July 17, 1998
        through September 30, 1998..........................       2
       Condensed Consolidated Statements of Cash Flows for
        the Nine Months Ended September 30, 1999 and for the
        Period from July 17, 1998 through September 30,
        1998................................................       3
       Condensed Consolidated Balance Sheets as of September
        30, 1999 and December 31, 1998......................       4
       Notes to Condensed Consolidated Financial
        Statements..........................................    5-10

     INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
      (Predecessor Company)
       Condensed Consolidated Statements of Operations for
        the Period from July 1, 1998 to July 16, 1998 and
        for the Period from January 1, 1998 to July 16,
        1998................................................      11
       Condensed Consolidated Statement of Cash Flows for
        the Period from January 1, 1998 to July 16, 1998....      12
       Notes to Condensed Consolidated Financial
        Statements..........................................      13

  ITEM 2. Management's Narrative Analysis of Results of
          Operations........................................   14-15

PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings.................................      16
  ITEM 5. Other.............................................   16-17
  ITEM 6. Exhibits and Reports on Form 8-K..................      17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                                          PERIOD FROM
                                                                                         JULY 17, 1998
                                             THREE MONTHS ENDED   NINE MONTHS ENDED         THROUGH
                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                             ------------------   ------------------   ------------------
Net sales..................................        $576.9              $1,812.2              $483.0
                                                   ------              --------              ------
Operating costs and expenses
  Cost of goods sold.......................         502.5               1,601.0               439.9
  Selling, general and administrative
     expenses..............................          13.6                  34.8                 8.8
  Depreciation.............................          26.8                  80.2                21.6
                                                   ------              --------              ------
          Total............................         542.9               1,716.0               470.3
                                                   ------              --------              ------
Operating profit...........................          34.0                  96.2                12.7
General corporate expense, net of income
  items....................................           1.3                   3.3                 1.0
Interest and other expense on debt.........          21.2                  64.4                18.8
                                                   ------              --------              ------
Income (loss) before income taxes..........          11.5                  28.5                (7.1)
Provision (benefit) for income taxes.......           3.6                   9.4                (2.7)
                                                   ------              --------              ------
Net income (loss)..........................        $  7.9              $   19.1              $ (4.4)
                                                   ======              ========              ======

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                                        PERIOD FROM
                                                                                       JULY 17, 1998
                                           THREE MONTHS ENDED   NINE MONTHS ENDED         THROUGH
                                           SEPTEMBER 30, 1999   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                           ------------------   ------------------   ------------------
Net income (loss)........................         $7.9                $19.1                $(4.4)
Other comprehensive income (loss), net of
  tax:
  Unrealized gain (loss) on securities...          0.6                  1.4                 (0.6)
                                                  ----                -----                -----
COMPREHENSIVE INCOME (LOSS)..............         $8.5                $20.5                $(5.0)
                                                  ====                =====                =====

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                                      PERIOD FROM
                                                                 NINE MONTHS         JULY 17, 1998
                                                                    ENDED               THROUGH
                                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                              ------------------   ------------------
OPERATING ACTIVITIES
Net income (loss)...........................................        $ 19.1              $   (4.4)

Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Depreciation..............................................          80.2                  21.6
  Deferred employee benefit cost............................         (40.1)                (23.0)
  Amortization of debt premium..............................          (1.1)                 (0.1)
  Deferred income taxes.....................................          (5.8)                 (3.7)
  Change in:
     Receivables............................................          (2.9)                (12.1)
     Inventories............................................         105.1                 (31.7)
     Accounts payable.......................................          29.1                  30.0
     Bank overdrafts........................................           0.6                    --
     Payables to/receivables from related companies.........         (16.9)                  1.3
     Accrued salaries and wages.............................          (1.0)                  1.5
     Other accrued liabilities..............................          (0.2)                 (2.6)
  Other items...............................................         (62.9)                (16.0)
                                                                    ------              --------
  Net adjustments...........................................          84.1                 (34.8)
                                                                    ------              --------
          Net cash from operating activities................         103.2                 (39.2)
INVESTING ACTIVITIES
  Capital expenditures......................................         (25.1)                (11.7)
  Payments for acquisition..................................            --              (1,147.4)
  Investments in and advances to joint ventures, net........          29.1                   6.6
                                                                    ------              --------
          Net cash from investing activities................           4.0              (1,152.5)
FINANCING ACTIVITIES
  Proceeds from sale of common stock........................            --                 320.0
  Proceeds from sale of preferred stock.....................            --                  90.0
  Long term debt issued.....................................            --                 700.0
  Payments on long-term debt................................         (15.5)                 (6.8)
  Dividends paid............................................          (8.7)                   --
  Proceeds from note receivable from related company........           2.1                   0.6
  Short-term borrowings.....................................         (70.0)                 60.0
                                                                    ------              --------
Net cash from financing activities..........................         (92.1)              1,163.8
                                                                    ------              --------
Net increase (decrease) in cash and cash equivalents........          15.1                 (27.9)
Cash and cash equivalents -- beginning of period............          15.7                  27.9
                                                                    ------              --------
Cash and cash equivalents -- end of period..................        $ 30.8              $     --
                                                                    ======              ========

       See notes to unaudited condensed consolidated financial statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................       $   30.8            $   15.7
  Receivables, net..........................................          244.3               241.4
  Prepaid expenses..........................................            1.8                  --
  Inventories (Note 3)......................................          507.0               612.1
                                                                   --------            --------
          Total current assets..............................          783.9               869.2
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES...............          237.9               227.7
PROPERTY, PLANT AND EQUIPMENT, NET..........................        1,903.3             1,942.1
RECEIVABLES FROM RELATED COMPANIES..........................           10.2                11.9
DEFERRED INCOME TAXES.......................................            7.9                 2.9
OTHER ASSETS................................................           65.2                55.7
                                                                   --------            --------
          Total Assets......................................       $3,008.4            $3,109.5
                                                                   ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................       $  214.1            $  185.0
  Bank overdrafts...........................................           18.4                17.8
  Borrowings under Revolving Credit Facilities (Note 4).....           30.0               100.0
  Payables to related companies.............................           14.2                30.7
  Accrued liabilities.......................................          179.4               171.5
  Long-term debt due within one year
     Related companies......................................            7.0                 7.0
     Other..................................................            1.0                 4.0
                                                                   --------            --------
          Total current liabilities.........................          464.1               516.0
LONG-TERM DEBT
  Related companies (Note 6)................................          684.3               689.5
  Other.....................................................          273.5               281.9
DEFERRED EMPLOYEE BENEFITS..................................        1,095.4             1,135.5
OTHER CREDITS...............................................           57.8                65.1
COMMITMENTS AND CONTINGENCIES (NOTE 7)
                                                                   --------            --------
          Total liabilities.................................        2,575.1             2,688.0
STOCKHOLDERS' EQUITY
  Preferred stock (Note 5)..................................           90.0                90.0
  Common stock (Note 5).....................................          320.0               320.0
  Retained earnings.........................................           22.6                12.3
  Accumulated other comprehensive income (loss).............            0.7                (0.8)
                                                                   --------            --------
          Total stockholders' equity........................          433.3               421.5
                                                                   --------            --------
          Total Liabilities and Stockholders' Equity........       $3,008.4            $3,109.5
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

NOTE 1 -- THE ACQUISITION

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations." The total purchase price was allocated to assets and liabilities of the Company based on their respective fair values.

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

     Certain amounts on the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

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

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3 -- INVENTORIES

     Inventories consist of the following:

                                                      SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                      ------------------   -----------------
In process and finished steel.......................        $313.5              $398.8
Raw materials and supplies:
  Iron ore..........................................          88.0               104.5
  Scrap and other raw materials.....................          68.2                69.2
  Supplies..........................................          37.3                39.6
                                                            ------              ------
                                                             193.5               213.3
                                                            ------              ------
          Total.....................................        $507.0              $612.1
                                                            ======              ======

NOTE 4 -- BORROWING ARRANGEMENTS

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the credit facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At September 30, 1999, $5 was borrowed under the facilities.

     On January 22, 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC, a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require Ispat Inland Inventory, LLC to maintain a minimum net worth. At September 30, 1999, $25 was borrowed under this facility.

NOTE 5 -- EQUITY

Common Stock

     On September 30, 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Preferred Stock

     On September 30, 1999, the Company had 100 shares authorized, issued and outstanding of Series A 8% Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 6 -- RELATED PARTY TRANSACTIONS

     The Company was charged $1.5, $4.4 and $1.3 by Ispat for the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively, for management, financial and legal services provided to the Company. The Company was also charged $.6 and $1.9 by Ispat North America for corporate expense allocation for the three and nine months ended September 30, 1999, respectively.

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The Company purchased $7.1, $29.0 and $26.2 of slabs from a subsidiary of Ispat during the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively. The Company purchased $16.6, $16.8 and $0 of blooms from a subsidiary of Ispat during the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively. The Company purchased $.5, $.9 and $.0 of bars from a subsidiary of Ispat during the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively. The Company purchased $0, $3.0, and $0 of direct reduced iron from a subsidiary of Ispat during the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively.

     I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $35.3, $108.5 and $32.1 for such tolling services for the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively.

     I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $94.7, $283.7 and $66.0 for the three and nine months ended September 30, 1999 and the period from July 17, 1998 through September 30, 1998, respectively.

     The Company's debt due to a related company of $691.3 as of September 30, 1999 is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat. This debt arose in connection with the financing of the Acquisition. The Company's receivables from related companies of $10.2 at September 30, 1999 consists of $8.8 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the Acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $1.4 is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $14.2 at September 30, 1999 consists of trade and other intercompany expenses.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     At September 30, 1999, the Company guarantees $11.2 and $129.9 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company has an agreement with the Pension Benefit Guaranty Company (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160.0 and made a cash contribution of $25.0 to the Pension Trust in 1998. The Company also committed to fund at least normal cost of the Pension Plan plus an additional $5 per year for five years. In 1999, $23.7 was contributed to the Trust under these provisions. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

     The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of September 30, 1999, the estimated minimum tolling charges remaining over the life of this agreement were approximately $249.6.

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

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 1999, the Company's reserves for environmental liabilities totaled $26, $21 of which is related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $14 at September 30, 1999.

     Several months ago, the United States Attorney for the Middle District of Louisiana informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of 31 U.S.C. section 3729, et seq. The U.S. Attorney and the Company have agreed that no criminal charges will be filed against the Company prior to March 5, 2000 while the Company reviews the matter. If a potential claim by the U.S. Attorney was successfully proven with respect to such matter and the damages asserted were established, it would be material to the financial position, results of operations and cash flows of the Company. However, the Company has not yet had an opportunity to review the factual basis of such a claim, which appears to relate to conduct that allegedly took place prior to mid-1997, or the method by which damages would be calculated if the claim were established. In addition, the Company has not yet determined the extent to which other potential corporate defendants are involved. The Company has given notice of this matter to Ryerson Tull, Inc. pursuant to the indemnification provisions of the Merger Agreement, dated as of May 27, 1998, among Ispat International N.V., the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.) as amended.

NOTE 8 -- PRO FORMA COMBINED STATEMENTS OF OPERATIONS DATA

     The following unaudited pro forma condensed combined statements of operations of the Company for the nine months ended September 30, 1998 has been presented to give effect to the Acquisition, described in Note 1, as if it had occurred on January 1, 1998. The unaudited pro forma operating results for the nine months ended September 30, 1998 include the historical results of the Predecessor Company shown herein adjusted for interest cost on borrowings to finance the Acquisition and purchase accounting adjustments.

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

                                                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             ----------------------------------------------------------
                                              PREDECESSOR      SUCCESSOR
                                                COMPANY         COMPANY
                                             JAN. 1, 1998    JULY 17, 1998
                                                THROUGH         THROUGH        PRO FORMA      PRO FORMA
                                             JULY 16, 1998   SEPT. 30, 1998   ADJUSTMENTS       TOTAL
                                             -------------   --------------   -----------     ---------
NET SALES..................................    $1,310.0          $483.0                       $1,793.0
                                               --------          ------                       --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold.......................     1,163.8           439.9          (20.7)(a)     1,580.8
                                                                                  (2.2)(b)
  Selling, general and administrative
     expenses..............................        24.5             8.8                           33.3
  Depreciation.............................        74.8            21.6          (19.9)(c)        76.5
  Gain from sale of assets.................        (2.7)                                          (2.7)
                                               --------          ------         ------        --------
          Total............................     1,260.4           470.3          (42.8)        1,687.9
                                               --------          ------         ------        --------
OPERATING PROFIT...........................        49.6            12.7           42.8           105.1
General corporate expense, net of income
  items....................................         5.9             1.0                            6.9
INTEREST AND OTHER EXPENSE ON DEBT.........        22.0            18.8           24.8(d)         65.6
                                               --------          ------         ------        --------
INCOME (LOSS) BEFORE INCOME TAXES..........        21.7            (7.1)          18.0            32.6
PROVISION (BENEFIT) FOR INCOME TAXES.......         7.9            (2.7)           6.8(e)         17.4
                                               --------          ------         ------        --------
NET INCOME (LOSS)..........................    $   13.8          $ (4.4)        $ 11.2        $   20.6
                                               ========          ======         ======        ========

---------------

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

(d) Reflects the net adjustments to interest expense as a result of the transaction as follows:

                                                         NINE MONTHS
                                                            ENDED
                                                      SEPTEMBER 30, 1998
                                                      ------------------
Revolving Credit Facility and commitment fees.......        $  1.5
Tranche B and C Term Loans..........................          30.9
Other bank charges..................................           3.8
Elimination of historical interest expense..........         (11.4)
                                                            ------
          Total interest expense adjustments........        $ 24.8
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

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 9 -- RETIREMENT BENEFITS

     In connection with the Company's new labor agreement with the United Steelworkers of America, the pension and postretirement medical benefit plans were amended, effective August 1, 1999, to provide for plan changes as a result of the new labor agreement. The pension plan was amended to provide for increased benefit levels. The postretirement medical plan was amended to provide for employee and retiree copayments, vision care, retiree life insurance benefits and retiree contributions. As a result of these plan amendments, the Company remeasured its pension and postretirement benefit obligations under FASB Statement No. 87 and 106, respectively, as of August 1, 1999. These remeasurements incorporated the effect of the union plan changes as well as the effects of changes in actuarial assumptions to reflect more current information. The assumptions used are as follows:

                                                                         POSTRETIREMENT
                                                                            BENEFIT
                                                              PENSION      OBLIGATION
                                                              -------    --------------
Discount rate...............................................   7.75%         7.75%
Rate of compensation increase...............................   4.00%         4.00%
Expected return on plan assets..............................   9.50%          N/A
Health care cost trend rate.................................    N/A          4.50%

     The net effect of these changes for 1999 was as follows:

  Pension:

Plan expense increase......................................  $   12.2
Pension benefit obligation.................................   2,052.1
Funded status..............................................      55.7

  Postretirement benefits:

Plan expense decrease......................................  $   11.2
Accumulated postretirement benefit obligation..............     685.7

     For the first nine months of 1999, the pension and postretirement benefit expenses were $(17.4) and $40.2, respectively.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                PERIOD FROM        PERIOD FROM
                                                              JULY 1, 1998 TO   JANUARY 1, 1998 TO
                                                               JULY 16, 1998      JULY 16, 1998
                                                              ---------------   ------------------
NET SALES...................................................       $84.0             $1,310.0
                                                                   -----             --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold........................................        81.6              1,163.8
  Selling, general and administrative expenses..............         2.2                 24.5
  Depreciation..............................................         5.6                 74.8
  Gain from sale of assets..................................                             (2.7)
                                                                   -----             --------
          Total.............................................        89.4              1,260.4
                                                                   -----             --------
OPERATING PROFIT (LOSS).....................................        (5.4)                49.6
General corporate expense, net of income items..............        (0.1)                 5.9
Interest and other expense on debt..........................         1.7                 22.0
                                                                   -----             --------
INCOME (LOSS) BEFORE INCOME TAXES...........................        (7.0)                21.7
PROVISION (BENEFIT) FOR INCOME TAXES........................        (2.6)                 7.9
                                                                   -----             --------
NET INCOME (LOSS)...........................................       $(4.4)            $   13.8
                                                                   =====             ========

       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                              TO JULY 16, 1998
                                                              ----------------
OPERATING ACTIVITIES
  Net income................................................       $ 13.8
                                                                   ------
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation...........................................         74.7
     Deferred employee benefit cost.........................          6.1
     Gain from sale of assets...............................         (2.7)
     Deferred income taxes..................................         (3.3)
     Change in:
       Receivables..........................................         13.8
       Inventories..........................................          3.0
       Accounts payable.....................................        (79.9)
       Payables to/receivables from related companies.......          3.1
       Accrued salaries and wages...........................          1.1
       Other accrued liabilities............................         14.4
     Other items............................................         (0.4)
                                                                   ------
     Net adjustments........................................         29.9
                                                                   ------
          Net cash from operating activities................         43.7
INVESTING ACTIVITIES
  Capital expenditures......................................        (40.8)
  Investments in and advances to joint ventures, net........         25.4
  Proceeds from sale of assets..............................          5.2
                                                                   ------
          Net cash from investing activities................        (10.2)
FINANCING ACTIVITIES
  Payments on long-term debt................................        (40.9)
  Dividends paid............................................        (12.9)
  Change in note payable to related company.................         (1.8)
  Short-term borrowings.....................................         50.0
                                                                   ------
          Net cash from financing activities................         (5.6)
                                                                   ------
Net increase in cash and cash equivalents...................         27.9
Cash and cash equivalents -- beginning of period............           --
                                                                   ------
Cash and cash equivalents -- end of period..................       $ 27.9
                                                                   ======

       See notes to unaudited condensed consolidated financial statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

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

     The financial statements for the period from January 1, 1998 to July 16, 1998 are unaudited but in the opinion of management contain all adjustments, which are of a normal and recurring nature, necessary to present the Predecessor Company's results of operations and cash flows. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- RELATED PARTY TRANSACTIONS

     Prior to July 16, 1998, the Predecessor Company was a wholly owned subsidiary of Inland Steel Industries, Inc. ("Industries"). The Predecessor Company had agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $7.1 by Industries for the period from January 1, 1998 to July 16, 1998 for management, financial and legal services provided to the Company.

     Procedures were established to charge interest on all intercompany loans within the Industries group of companies. Such loans bore interest at the prime rate. The Company's net intercompany interest expense for the period from January 1, 1998 through July 16, 1998 totaled $10.3.

     The Predecessor Company sold to and purchased products from other companies within the Industries group of companies. Such transactions were made at prevailing market prices. These transactions are summarized as follows:

                                                          JULY 1, 1998 TO   JANUARY 1, 1998 TO
                                                             JULY 16,            JULY 16,
                                                               1998                1998
                                                          ---------------   ------------------
Net product sales......................................        $6.6               $103.6
Net product purchases..................................         0.7                  9.0

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $19 at July 16, 1998.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

     On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Company") on September 1, 1998. The Predecessor Company was acquired for $1,143.1, plus the assumption of certain liabilities or obligations.

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. Financial data of the Predecessor Company for periods prior to July 17, 1998 are presented on a historical cost basis. Financial data of the Company as of July 17, 1998 and thereafter reflect the Acquisition under the purchase method of accounting, under which the purchase price has been allocated to assets and liabilities based upon their fair values. The purchase accounting adjustments were finalized in the second quarter of 1999.

RESULTS OF OPERATIONS

Comparison of Third Quarter 1999 to Third Quarter 1998

     Net sales of $576.9 for the third quarter of 1999 increased by 1.7 percent over $567.0 in the year-ago quarter as volume increased by 15.6 percent but was offset by a 12.0 percent decrease in the average selling price per ton.

     Cost of goods sold of $502.5 decreased 3.6 percent from $521.5 in the year-ago quarter due to reduced spending for energy and purchased materials in spite of increased volume.

     Depreciation expense of $26.8 for the current quarter decreased by 1.5 percent from $27.2 in the year-ago quarter, due to the change in depreciable value resulting from the valuation of property, plant, and equipment as of the July 16, 1998 acquisition date.

     Operating profit increased to $34.0 for the current quarter compared to $7.3 in the year-ago quarter as a result of the items noted above.

     Selling, general and administrative expenses of $13.6 increased 23.6 percent from $11.0 in the year-ago quarter due to increased spending related to legal and other fees paid during the current quarter.

     General corporate expense, net of income items of $1.3 increased 44.4 percent from $.9 in the year-ago quarter due to increased charges from the corporate office.

     Interest expense of $21.2 in the current quarter increased by $.7 from $20.5 in the year ago quarter due to interest rate changes.

Comparison of First Nine Months of 1999 to First Nine Months of 1998

     Net sales of $1,812.2 for the first nine months of 1999 were 1.1 percent more than $1,793.0 in the year-ago nine month period as volume increased by 13.2 percent but was offset by a 10.7 percent decrease in the average selling price per ton.

     Cost of goods sold of $1,601.0 was virtually unchanged from $1,603.7 in the year-ago nine month period with the effect of an increase in volume shipped being offset by a decrease in spending for energy and purchased materials during the first nine months.

     Depreciation expense of $80.2 for the current nine month period decreased by $16.2, or 16.8 percent from $96.4 in the prior year, due to the change in depreciable value and remaining useful lives resulting from the valuation of property, plant, and equipment as of the July 16, 1998 acquisition date.

     Operating profit increased to $96.2 for the current nine month period compared to $62.3 a year ago as a result of the items noted above.

     Selling, general and administrative expenses of $34.8 increased .5 percent from $33.3 in the year-ago nine month period due to increased spending related to legal fees and compensation costs partially offset by a pension credit for non-production employees during the current nine month period.

     General corporate expense, net of income items of $3.3 decreased 52.2 percent from $6.9 in the year-ago nine month period due to the changes in the corporate structure.

     Interest expense of $64.4 in the 1999 first nine month period increased by $23.6 from $40.8 in the comparable period of last year due to interest rate changes as well as the additional debt incurred as a result of the acquisition.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Several months ago, the United States Attorney for the Middle District of Louisiana informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of 31 U.S.C. section 3729, et seq. The U.S. Attorney and the Company have agreed that no criminal charges will be filed against the Company prior to March 5, 2000 while the Company reviews the matter. If a potential claim by the U.S. Attorney was successfully proven with respect to such matter and the damages asserted were established, it would be material to the financial position, results of operations and cash flows of the Company. However, the Company has not yet had an opportunity to review the factual basis of such a claim, which appears to relate to conduct that allegedly took place prior to mid-1997, or the method by which damages would be calculated if the claim were established. In addition, the Company has not yet determined the extent to which other potential corporate defendants are involved. The Company has given notice of this matter to Ryerson Tull, Inc. pursuant to the indemnification provisions of the Merger Agreement, dated as of May 27, 1998, among Ispat International N.V., the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.) as amended.

ITEM 5. OTHER

Year 2000

     In mid-1995, the Company initiated a formal program to analyze potential Year 2000 problems in business and process systems, to remediate and test all non-compliant systems needed in the new millennium, and to evaluate the Year 2000 status of critical suppliers and service providers.

     In order to coordinate Year 2000 efforts throughout the Company, a Year 2000 Steering Committee was created to review progress to plan and to address any major issues that may be encountered. The committee meets on a regular basis and representatives from sixteen key areas of the Company report on status of their respective areas.

     The Company's Year 2000 readiness project consists of generating awareness of the Y2K issues, developing an inventory of hardware, software, and micro-chip embedded equipment, performing an impact analysis on all items in inventory, remediating and testing of all effected items, and developing contingency plans for all critical systems.

     Information Technology has identified all business systems, and all components of the hardware infrastructure. Process Automation has identified all equipment throughout the manufacturing complex with embedded computer technology. At this time, all Information Technology and Process Automation systems have been validated as Year 2000 ready.

     The Information Technology teams have also completed working with end-users in departments across the Company to ensure critical management reports, spreadsheets, personal computers, and equipment with embedded microprocessors are Year 2000 ready.

     Company personnel have been working with key customers, critical suppliers, and critical service providers to assure that potential Year 2000 issues have been identified, remediated, and tested. Critical suppliers have been assessed for their Year 2000 readiness and potential risk to the Company, and contingency plans have been developed for all high risk critical suppliers.

     A Company team worked with all outside processors to assure all communications and business procedures are Year 2000 tested and compliant. The customer communications Information Technology team also worked to assure all customer-required communication protocols, formats, and business procedures were Year 2000 tested and compliant. The work of these two teams was to reduce the risk of any type of business disruption to our customers or outside processors. The testing and contingency planning has now been completed.

     The Sales Department is communicating with our customers to inform them that the Company is being proactive in addressing the Year 2000 problem. The Sales Department is also performing a risk assessment of the Company's key customers to understand the ramifications of customer problems due to Year 2000 issues. Initial risk assessments have been completed and contingency plans have been developed. The Sales Department is treating risk assessment as an on-going activity and will continue to refine its contingency plans until the actual time of the millennium rollover.

     All critical business systems will again be tested between October 23, 1999 and November 24, 1999, for assurance that nothing has changed since the 1998 remediation and testing phases. After this assurance test, a freeze on all discretionary software changes will be in effect through the month of January 2000.

     The costs of becoming Year 2000 compliant include providing awareness of Year 2000 issues, inventory of systems and equipment, impact analysis of systems and equipment, remediation of software and hardware, testing and validation of all systems and hardware, risk assessment of suppliers and customers, and contingency planning. The Company has spent $7.3 through September 30, 1999 and anticipates that the remaining costs will be $0.9. Impact analysis and cost estimates are updated monthly. At this time, there are no other projects being delayed that will affect operations or estimated costs due to Year 2000 projects.

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

     A most likely "Worst Case Scenario" would be the loss of electrical power from our local utility, Northern Indiana Public Service Company. If this event should occur, manufacturing areas will revert to internally generated power to maintain certain critical facilities such as the blast furnaces, basic oxygen furnaces, and casters. Every effort will also be made to maintain the galvanizing, normalizing, and annealing facilities. All other facilities will be required to remain in a powered down mode. During this event the safety of all personnel will be paramount, and every endeavor will be made to prevent damage to all plant equipment.

     Contingency and rollover plans have been developed. Current rollover plans address how the Company will actually operate during the millennium weekend. The plans will be constantly reviewed through the actual millennium rollover. A Year 2000 command center will be assembled to address any Year 2000 issues as they may occur. The Company will have plans for emergencies such as power outages, communication failures, police, fire, and emergency medical services requests; have on hand certain types of spare equipment for rapid deployment to departments; have access to programmers and process automation engineers; and have available other service equipment that appears to be appropriate in case of failures.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

     (b) Reports on Form 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ISPAT INLAND INC.

                                            By    /s/ MICHAEL G. RIPPEY
                                             -----------------------------------
                                             Michael G. Rippey
                                             Vice President --
                                             Finance and CFO
                                             Principal Financial Officer

Date: November 12, 1999

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         27              --  Financial Data Schedule