Form 10-K405
period 1999-12-31
ISPAT INLAND INC
filed 2000-03-30
CIK 50548

                                                                            1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   Form 10-K
(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

                           Commission File No. 1-2438

                               ISPAT INLAND INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-1262880
           (State of Incorporation)                 (I.R.S. Employer Identification No.)
  3210 WATLING STREET, EAST CHICAGO, INDIANA                       46312
   (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code: (219) 399-1200

     Registrant meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                              -----------------------------------------
First Mortgage Bonds:
  Series R, 7.90% Due January 15, 2007........         New York Stock Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of March 22, 2000 was 100, all of which shares were owned by Ispat Inland Holdings, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company has two divisions - the Flat Products division and the Bar division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and certain related semi-finished products for the automotive, steel service center, appliance, office furniture and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products to the automotive industry directly as well as through forgers and cold finishers, and also sells to steel service centers and heavy equipment manufacturers.

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

RAW STEEL PRODUCTION AND MILL SHIPMENTS

     The following table shows, for the three years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                                                                RAW STEEL PRODUCTION
                                                              ------------------------
                                                                               % OF
                                                                            U.S. STEEL
                                                              (000 TONS*)    INDUSTRY
                                                              -----------   ----------
1999........................................................     5,704          5.3**
1998........................................................     5,669          5.2
1997........................................................     5,814          5.4

---------------

*  Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 92% of raw steel production of the Company in both 1999 and in 1998. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1995 through 1999 was: 5.8 million tons in 1999; 5.2 million tons in 1998; 5.3 million tons in 1997; and 5.1 million tons in each of 1996 and 1995. In both 1999 and 1998, sheet, strip and certain related semi-finished products accounted for 84% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 16%.

     In each of 1999 and 1998, approximately 92% of the shipments of the Flat Products division and 94% and 96%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 74% of the shipments of the Flat Products division and 85% of the shipments of the Bar division in 1999 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin, compared to 74% and 89%, respectively in 1998. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel products accounted for 26.6% of the domestic market in 1999, down modestly from 30.1% in 1998. The issue surrounding unfairly traded imports aggravates market conditions as suspension agreements are written and foreign government subsidies are used to offset operating losses by foreign producers.

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

                                                                  PERCENTAGE OF TOTAL
                                                              TONNAGE OF STEEL SHIPMENTS
                                                              ---------------------------
                                                              1999       1998       1997
                                                              -----      -----      -----
Steel Service Centers.......................................    35%        34%(1)     34%(1)
Automotive..................................................    33         32         29
Steel Converters/Processors.................................    12         13         17
Appliance...................................................    10         10          9
Industrial, Electrical and Farm Machinery...................     6          7          7
Construction and Contractors' Products......................     1          2          2
Other.......................................................     3          2          2
                                                               ---        ---        ---
                                                               100%       100%       100%
                                                               ===        ===        ===

---------------

(1) The service center percentages above include shipments to prior affiliates of the Company of 6% in 1998, and 9% in 1997. The reduced amount in 1998 reflects the change in status of Ryerson Tull, Inc. to a non-affiliate due to the Ispat acquisition of the Company on July 16, 1998.

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In 1999 and in 1998, respectively, approximately 43% and 42% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 73% of the finished steel shipped to customers during 1999 was transported by truck, with 26% transported by rail, and under 1% by barge. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 15% of the total tonnage of products transported by truck in 1999.

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

     The following table shows (1) the iron ore pellets available to the Company as of December 31, 1999, from properties of its subsidiary and through interests in raw materials ventures; (2) 1999 and 1998 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 1999 and 1998.

                                                                      IRON ORE
                                                               TONNAGES IN THOUSANDS
                                                              (GROSS TONS OF PELLETS)
                                               ------------------------------------------------------
                                                                                           % OF
                                                                       PRODUCTION     REQUIREMENTS(1)
                                                 AVAILABLE AS OF      -------------   ---------------
                                               DECEMBER 31, 1999(2)   1999    1998    1999      1998
                                               --------------------   -----   -----   -----     -----
ISPAT INLAND MINING COMPANY
Minorca (100% owned)--Virginia, MN...........         51,507          2,871   2,756    43        39
IRON ORE VENTURE
Empire (40% owned)--Palmer, MI...............         62,880          3,334   3,360    49        46
                                                     -------          -----   -----    --        --
  Total Iron Ore.............................        114,387          6,205   6,116    92        85
                                                     =======          =====   =====    ==        ==

---------------

(1) Requirements in excess of production are purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of the Company's coal requirements are satisfied from independent sources. In connection with commencement of operations of the heat recovery coke battery in 1998 and the associated energy facility discussed below (which are not assets of the Company), the Company's coal fired generating station was idled, thereby eliminating the Company's steam coal requirements.

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 1999 and 1998, the PCI facility's coal needs were satisfied under a requirements contract subject to a force majeure provision.

     The Company, Sun Coal and Coke Company ("Sun"), and a unit of NIPSCO Industries ("NIPSCO") have jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO designed, built, financed, and operates the portion of the project which cleans the coke plant's flue gas and converts the heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. The Company has committed to purchase, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. During 1999 and in 1998, the Company satisfied 65% and 36%, respectively, of its total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement.

     The remainder of the Company's coke needs are supplied through third party purchases. One of the Company's purchase contracts requires the purchase of approximately 475,000 tons of coke over a two-year period ending December 31, 2001, at a price approximating market price. Another contract requires the purchase of 350,000 tons of coke annually through the year 2000, on a take-or-pay basis, with a provision allowing the Company to sell the coke to others. The price is determined annually based on certain market determinants. The remaining coke requirements are purchased on a spot basis.

     The Company sold all of its limestone and dolomite properties in 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Indiana Harbor Works through 2002.

     Approximately 53% and 83% of the iron ore pellets and all of the limestone received by the Company at its Indiana Harbor Works were transported by the Company's one leased and three formerly owned ore carriers in 1999 and 1998, respectively. The Company's leased ore carrier was returned to the lessor in March 1999. The Company's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers are managed by the new owner, but their shipping services are retained by the Company under a time-charter. Agreements are being negotiated for the transportation on the Great Lakes of the remainder of the Company's iron ore pellet requirements. Approximately 58% and 9% of the Company's coke requirements was received by conveyor belt from the heat recovery coke battery discussed above in 1999 and in 1998, respectively. Of the remainder, 36% was received in the Company's hopper cars, 40% in leased hopper cars, 2% in independent carrier-owned hopper cars, and 22% in independent carrier-owned barges. All of the Company's coal requirements were received in independent carrier-owned hopper cars.

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

                                                              1999   1998   1997
                                                              ----   ----   ----
Sheet and Strip.............................................   83%    82%    81%
Bar.........................................................   17     18     19
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     Sales to Ryerson Tull, Inc. approximated 12% of consolidated net sales during 1999 and 11% in the period from July 17, 1998 through December 31, 1998. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1999, are set forth below. Net capital additions during such period aggregated $414.3 million.

                                                           DOLLARS IN MILLIONS
                                           ---------------------------------------------------
                                                       RETIREMENTS                 NET CAPITAL
                                           ADDITIONS    OR SALES     ADJUSTMENTS    ADDITIONS
                                           ---------   -----------   -----------   -----------
1999.....................................   $ 55.1        $ 1.3         $ --          $53.8(1)
1998.....................................     65.4          3.1          2.9           65.2(1)
1997.....................................     98.4         40.8          6.1           63.7
1996.....................................    155.8          8.5          5.6          152.9
1995.....................................    113.9         36.7          1.5           78.7

---------------

(1) 1999 and 1998 results do not reflect the revaluation of property, plant and equipment performed as a result of the acquisition of the Company on July 16, 1998.

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

     The amount budgeted for 2000 capital expenditures by the Company and its subsidiaries is approximately $130 million. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes included in the foregoing amount.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries was approximately 8,400 and 8,800 in 1999 and 1998, respectively. At year-end 1999 and 1998, respectively, approximately 6,500 and 6,600 employees were represented by the United Steelworkers of America, of whom approximately 30 were on furlough or indefinite layoff. Total employment costs decreased from $649 million in 1998 to $588 million in 1999 due to net reductions in pension and post-retirement health care expenses.

     The labor agreement between the Company and the United Steelworkers of America terminated on July 31, 1999 and a new agreement was negotiated to be effective August 1, 1999. This agreement covers wages and benefits through July 31, 2004. Among other things, this agreement provides wage increases of $.50 per hour in 2000 and 2001, and of $1.00 per hour in 2003. The agreement also contains provisions that the United Steelworkers will cooperate with the Company to continuously improve the productivity of its operations. At the expiration of the agreement, both parties have agreed to negotiate a successor agreement without resorting to strikes or lockouts. The successor agreement will be patterned on the agreements established at the time by the other domestic integrated steel producers. Any disputes concerning adoption of the pattern will be resolved through an arbitration process. One additional holiday was provided and retirement benefits were increased for active employees and certain current retirees. The securance of retiree healthcare obligations continues through certain trust and second mortgage arrangements. In consideration of the foregoing, the Company committed to invest in new primary production facilities at the Indiana Harbor Works.

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

     Capital spending for pollution control projects totaled $3 million in 1999, versus $2 million in 1998. Another $41 million (non-capital) was spent in 1999 to operate and maintain pollution control equipment, versus $44 million a year earlier. During the five years ended December 31, 1999, the Company has spent $263 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration will require capital expenditures of approximately $2 million in 2000. In addition, plans are being developed from major projects in the steel making and coatings area at the Indiana Harbor Works that would include significant expenditures for pollution control equipment. It is estimated that capital expenditures of up to $25 million would be required for pollution control equipment over the next two to three years should these projects be implemented. In addition, the Company will have ongoing annual expenditures of $40 million to $50 million (non-capital) for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the EPA lawsuit (the "1993 EPA Consent Decree"), the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, however, are not expected to be material to the financial position or results of operations of the Company.

     The Company is a defendant in various environmental and other administrative or judicial actions initiated by governmental agencies. Some of these actions are described in more detail under "Legal Proceedings" below. While it is not possible to predict the outcome of these matters, we do not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, which is described below, to materially affect the Company's results of operations or financial condition. Remediation required under the 1993 EPA Consent Decree will require significant expenditures over the next several years that may be material to the Company's results of operations or the Company's financial position.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 68% of the energy consumed by the Company at the Indiana Harbor Works in both 1999 and 1998.

     Natural gas and fuel oil supplied approximately 28% of the energy requirements of the Indiana Harbor Works in both 1999 and 1998, and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 1999 and 1998, respectively, the Company produced approximately 9% and 31% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 90 megawatt turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. The facility became operational in 1998. In both 1999 and 1998, this facility produced 17% of the purchased electricity requirements at the Indiana Harbor Works. For additional information regarding this facility, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 4 and 5 of this document.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 75 megawatt steam turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. In 1999 and 1998, respectively, this facility produced 23% and 21% of the purchased electricity requirements of the Indiana Harbor Works.

ITEM 2.  PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

STEEL PRODUCTION

     All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line, are held by the Company under leasing arrangements. The Company purchased the equity interest of the lessor of the No. 2 BOF Shop Caster Facility in 1994. The Company has granted the Pension Benefit Guaranty Corporation ("PBGC") a lien upon the Caster Facility to secure the payment of future pension funding obligations. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the Caster Facility and leased equipment, is subject to the lien of the First Mortgage of the Company dated April 1, 1928, as amended and supplemented. The Indiana Harbor Works is also subject to a second lien in favor of the United Steelworkers of America to secure a post retirement health benefit. See "Operations--Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in
Item 1 above.

     I/N Tek, a partnership in which a subsidiary of the Company owns a 60% interest, has constructed a 1,500,000 ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     I/N Kote, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a 900,000 ton annual capacity steel galvanizing facility on approximately 25 acres of land, which it owns in fee, located adjacent to the I/N Tek site. Substantially all the property, plant and equipment owned by I/N Kote is subject to a lien securing related indebtedness. The I/N Kote facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

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

     The Company also owns property at the Indiana Harbor Works used in connection with its joint project with Sun and NIPSCO. For more information regarding this project, see the discussion under "Item 1.
Business--Operations--Raw Materials" on page 4 and 5 of this document.

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

     The Company also owns and maintains research and development laboratories in East Chicago, Indiana, such facilities are adequate to serve its present and anticipated needs.

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

Iron Ore

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                               ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                          (IN THOUSANDS OF
PROPERTY                                         LOCATION              GROSS TONS OF PELLETS)
--------                                         --------              ----------------------
Empire Mine....................................  Palmer, Michigan              8,400
Minorca Mine...................................  Virginia, Minnesota           2,700

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

OTHER PROPERTIES

     The Company and one of its subsidiaries lease, under an arrangement, approximately 20% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois. The Company's lease agreement expires December 31, 2001.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") has informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit relate to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. The Company has not seen or been served with a copy of the complaint in the qui tam lawsuit, and is not required formally to respond to it until the seal is lifted and the complaint is served on the Company. With respect to the criminal investigation, the Company has agreed to extend the statute of limitations for the filing of any potential criminal charges against the Company through September 30, 2000.

     If a potential claim by the U.S. Attorney were successfully proved with respect to such matter and the damages asserted were established, it would be material to the financial position and results of operations of the Company. However, the Company is investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. In cooperation with the U.S. Attorney and federal and state highway officials, the Company will conduct field inspections and analysis of many of the coated culverts at issue. At this stage, the Company is unable to determine the extent of its potential liability, if any, and whether this matter could materially affect the Company's financial position or results of operations.

     All the allegations by the U.S. Attorney appear to relate to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies, under the Merger Agreement and on other grounds, for any losses in connection with this matter.

     In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of our business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. The Company has paid the fine and substantially completed the $7 million project. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $26 million as of December 31, 1999. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site. The 1993 EPA Consent Decree establishes a three-step process, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the extent of environmental contamination. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and the extent of the contamination nor the remedial actions can be determined until the first two steps are completed, the Company cannot presently reasonably estimate the costs of, or the time required to satisfy, our obligations under the consent decree, but it is expected that remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

     In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal System. The notice states that the Company has been identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility. Because of the preliminary nature of this matter, it is not possible at this time to accurately predict the amount of the Company's potential liability or whether this potential liability could materially affect our financial position.

     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon any of the current or former owners or operators or parties who sent waste to the site, regardless of fault or the lawfulness of the activity that caused the contamination. The Company is a potentially responsible party at several state and federal Superfund sites. Except for the Four County Landfill described below, the Company believes its liability at these sites is either de minimis or substantially resolved. The Company could, however, incur additional costs or liabilities at these sites if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. The Company could also be named a potentially responsible party at other sites if its wastes or its predecessors generated were disposed of at a site that later became a Superfund site.

     The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management on February 18, 1992 relating to releases of hazardous substances from the Four

County Landfill Site in Fulton County, Indiana. In August 1993, the Company along with other potentially responsible parties, entered into an agreed order with the Indiana Department of Environmental Management pursuant to which the potentially responsible parties agreed to perform a remedial investigation and feasibility study for the Four County Landfill Site, pay certain past and future Indiana Department of Environmental Management costs, and provide funds for operation and maintenance necessary for stabilization of the Four County Landfill Site. The costs which the Company has agreed to assume under the agreed order are not currently anticipated to exceed $700,000. The final remedy will not be selected until the remedial investigation and feasibility study is completed. The Company is therefore unable to reasonably estimate its remaining liability, if any, at this site, but based on the allocated share of liability and the number of financially viable potentially responsible parties, the Company believes this matter will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Ispat. No common stock dividends have been declared during the past two years. In connection with the acquisition, an affiliate of the Company entered into a credit agreement dated July 16, 1998 (the "Credit Agreement") for a $860 million senior secured term credit facility. The terms of the Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement). At December 31, 1999, $11.5 million of dividends or other Restricted Payments could have been paid.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction I(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS .

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

     To facilitate the discussion below of the year ended December 31, 1999 against the results of operations for the same period of 1998, the historical operations of the Successor Company and Predecessor Company have been combined.

     The following table summarizes selected earnings and other data:

                                                                1999       1998
                                                              --------   --------
                                                              DOLLARS AND TONS IN
                                                                   MILLIONS
Net sales...................................................  $2,392.5   $2,385.4
Operating profit............................................     141.9      111.1
Net income..................................................      36.0       26.1
Net tons shipped............................................       5.8        5.2

     Net sales in 1999 of $2,392.5 million were 0.3 percent more than net sales of $2,385.4 million in 1998. The increase in sales was due to an increase in shipments of 11.5 percent, which was mostly offset by a decrease of 10 percent in average realizing prices. The reduction in prices resulted mainly from the increase in imports, partially offset by the improved mix of products sold.

     Cost of goods sold (excluding depreciation) of $2,101.5 million decreased
0.7 percent for 1999, with the effect of an increase in volume shipped being offset by a decrease in spending for labor costs, energy, and purchased materials during 1999. A one-time charge of $20.7 million for the period of July 17 through December 31, 1998 was included in the 1998 cost of goods sold and related to the inventory write-up which resulted from the Acquisition.

     Depreciation expense of $106.3 million decreased by $15.2 million or 12.5 percent from $121.5 million in the prior year, due to the change in depreciable value and remaining useful lives resulting from the re-valuation of property, plant, and equipment as of the July 16, 1998 acquisition date.

     Selling, general and administrative expense of $42.8 million increased 8.6 percent from $39.4 million in the year-ago period due to increased spending related to legal fees and compensation costs partially offset by a pension credit for non-production employees during the current year.

     Operating profit increased to $141.9 million compared to $111.1 million a year ago as a result of the items noted above.

     General corporate expense, net of income items of $0.7 million decreased
92.6 percent from $9.5 million in 1998 due to the changes in the corporate structure.

     Interest expense of $86.2 million in 1999 increased by $23.1 million from $63.1 in 1998 due to the additional debt incurred as a result of the acquisition and interest rate changes.

YEAR 2000

     The Company's business and process system transition from 1999 to 2000 occurred without disruption to manufacturing operations, shipments to customers, or deliveries by critical suppliers. Of the more than 500 business systems and 16,000 pieces of shop floor equipment, only six minor problems were detected, and these problems were remediated within minutes to several hours of detection. The Company will continue to monitor the business and process systems during 2000. Through December 31, 1999, the Company spent $7.8 million for the remediation effort compared to a budget of $8.5 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had $963.7 million of long-term debt (including debt due within one year) outstanding at December 31, 1999. Of this amount, $689.5 million is floating rate debt of which $450.0 million is hedged by a five year interest rate collar. The remaining $274.2 million of fixed rate debt had a fair value of $238.8 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 1999, the fair value of this fixed rate debt would be estimated to be $252.7 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 1999 would reduce pre-tax income by $2.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Successor Company called for by this Item, together with the Independent Auditors' Report dated January 19, 2000, are set forth on pages F-2 to F-23 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Predecessor Company called for by this Item, together with the Report of Independent Accountants dated January 8, 1999, are set forth on pages F-24 to F-36 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Consolidated quarterly sales and earnings information of the Successor Company for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998 is set forth in Note 17 of Notes to Consolidated Financial Statements (see F-22), which is hereby incorporated by reference into this Item. Consolidated quarterly sales and earnings information of the Predecessor Company for the period from January 1, 1998 through July 16, 1998 and the year 1997 is set forth in Note 14 of Notes to Consolidated Financial Statements (see F-35), which is hereby incorporated by reference into this Item.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-36 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             Independent Auditors' Report dated January 19, 2000

             Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998--Successor Company

             Consolidated Statements of Cash Flows for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998--Successor Company

             Consolidated Balance Sheets at December 31, 1999 and
        1998--Successor Company

             Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998--Successor Company

             Notes to Consolidated Financial Statements--Successor Company

             Financial Statement Schedule II (Reserves) for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998--Successor Company

             Report of Independent Accountants dated January 8, 1999

             Consolidated Statements of Operations and Reinvested Earnings for the period from January 1, 1998 through July 16, 1998 and the year ended December 31, 1997--Predecessor Company

             Consolidated Statements of Cash Flows for the period from January 1, 1998 through July 16, 1998 and the year ended December 31, 1997--Predecessor Company

             Statement of Accounting and Financial Policies--Predecessor Company

             Notes to Consolidated Financial Statements--Predecessor Company

             Financial Statement Schedule II (Reserves) for the period from January 1, 1998 through July 16, 1998 and the year ended December 31, 1997--Predecessor Company

          2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                     INDEX

                                       TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                              (SUCCESSOR COMPANY)

                                      AND

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                             (PREDECESSOR COMPANY)

                            ITEM                               PAGE
                            ----                               ----
Independent Auditors' Report dated January 19, 2000.........    F-2
Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Income for the year ended
  December 31, 1999 and the period from July 17, 1998
  through December 31, 1998--Successor Company..............    F-3
Consolidated Statements of Cash Flows for the year ended
  December 31, 1999 and the period from July 17, 1998
  through December 31, 1998--Successor Company..............    F-4
Consolidated Balance Sheets at December 31, 1999 and
  1998--Successor Company...................................    F-5
Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999 and the period from July 17, 1998
  through December 31, 1998--Successor Company..............    F-6
Notes to Consolidated Financial Statements--Successor
  Company...................................................    F-7
Financial Statement Schedule II (Reserves) for the year
  ended December 31, 1999 and the period from July 17, 1998
  through December 31, 1998--Successor Company..............   F-23
Report of Independent Accountants dated January 8, 1999.....   F-24
Consolidated Statements of Operations and Reinvested
  Earnings for the period from January 1, 1998 through July
  16, 1998 and the year ended December 31, 1997--Predecessor
  Company...................................................   F-25
Consolidated Statements of Cash Flows for the period from
  January 1, 1998 through July 16, 1998 and the year ended
  December 31, 1997--Predecessor Company....................   F-26
Statement of Accounting and Financial Policies--Predecessor
  Company...................................................   F-27
Notes to Consolidated Financial Statements--Predecessor
  Company...................................................   F-28
Financial Statement Schedule II (Reserves) for the for the
  period from January 1, 1998 through July 16, 1998 and the
  year ended December 31, 1997--Predecessor Company.........   F-36

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Stockholders of ISPAT INLAND INC.:

     We have audited the accompanying consolidated balance sheets of Ispat Inland Inc. and its subsidiaries (the "Successor Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999 and the period July 17, 1998 through December 31, 1998. Our audits also included the financial statement schedule II as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and for the period July 17, 1998 through December 31, 1998 listed at Item 14a. These financial statements and schedule are the responsibility of the Successor Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and the period July 17, 1998 through December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period July 17, 1998 through December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
January 19, 2000

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                                YEAR ENDED       JULY 17, 1998 THROUGH
                                                             DECEMBER 31, 1999     DECEMBER 31, 1998
                                                             -----------------   ---------------------
                                                                       (DOLLARS IN MILLIONS)
Net sales..................................................      $2,392.5              $1,075.4
Operating costs and expenses:
  Cost of goods sold (excluding depreciation)..............       2,101.5                 952.2
  Selling, general and administrative expenses.............          42.8                  15.9
  Depreciation.............................................         106.3                  46.8
                                                                 --------              --------
     Total.................................................       2,250.6               1,014.9
                                                                 ========              ========
Operating profit...........................................         141.9                  60.5
Other expense:
  General corporate expense, net of income items...........           0.7                   2.6
  Interest and other expense on debt.......................          86.2                  41.1
                                                                 --------              --------
Income before income taxes.................................          55.0                  16.8
Provision for income taxes (Note 10).......................          19.0                   4.5
                                                                 --------              --------
     Net income............................................      $   36.0              $   12.3
                                                                 ========              ========

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                      PERIOD FROM
                                                                YEAR ENDED       JULY 17, 1998 THROUGH
                                                             DECEMBER 31, 1999     DECEMBER 31, 1998
                                                             -----------------   ---------------------
                                                                       (DOLLARS IN MILLIONS)
Net income.................................................        $36.0                 $12.3
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities.....................          0.8                  (0.1)
  Minimum pension liability adjustment related to joint
     ventures..............................................          0.5                  (0.7)
                                                                   -----                 -----
     Total.................................................          1.3                  (0.8)
                                                                   -----                 -----
     Comprehensive income..................................        $37.3                 $11.5
                                                                   =====                 =====

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      PERIOD FROM
                                                                YEAR ENDED       JULY 17, 1998 THROUGH
                                                             DECEMBER 31, 1999     DECEMBER 31, 1998
                                                             -----------------   ---------------------
                                                                       (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
  Net income...............................................       $  36.0              $    12.3
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation..........................................         106.3                   46.8
     Deferred employee benefit cost........................         (43.1)                 (19.5)
     Amortization of debt premium..........................          (1.5)                  (0.7)
     Undistributed earnings from joint ventures............         (25.5)                  (9.8)
     Gain on sale of property, plant and equipment.........          (0.3)                    --
     Deferred income taxes.................................           7.4                   (2.5)
     Change in:
       Receivables.........................................         (20.0)                 (25.1)
       Inventories.........................................          73.1                  (47.6)
       Accounts payable....................................          54.3                   12.2
       Bank overdrafts.....................................          24.4                   17.8
       Prepaid expenses and other assets...................         (20.0)                 (25.1)
       Payables to/receivables from related companies......         (28.3)                  29.6
       Accrued salaries and wages..........................          (0.5)                   2.9
       Other accrued liabilities...........................         (20.2)                  (4.7)
     Other items...........................................         (23.4)                   6.8
                                                                  -------              ---------
       Net adjustments.....................................          82.7                  (18.9)
                                                                  -------              ---------
       Net cash from operating activities..................         118.7                   (6.6)
                                                                  -------              ---------
INVESTING ACTIVITIES
  Capital expenditures.....................................         (55.1)                 (24.7)
  Investments in and advances to joint ventures, net.......          15.0                    2.7
  Proceeds from sale of property, plant and equipment......           1.5                     --
  Payments for acquisition.................................            --               (1,143.1)
                                                                  -------              ---------
     Net cash from investing activities....................         (38.6)              (1,165.1)
                                                                  -------              ---------
FINANCING ACTIVITIES
  Proceeds from sale of common stock.......................            --                  320.0
  Proceeds from sale of preferred stock....................            --                   90.0
  Long-term debt issued....................................            --                  707.7
  Long-term debt retired...................................            --                   (8.5)
  Principal payments on long-term debt.....................         (17.2)                    --
  Proceeds from note receivable from related company.......           2.0                    0.3
  Dividends paid on preferred stock........................         (10.5)                    --
  Proceeds from short-term borrowings......................         582.0                  481.0
  Repayments of short-term borrowings......................        (639.0)                (431.0)
                                                                  -------              ---------
     Net cash from financing activities....................         (82.7)               1,159.5
                                                                  -------              ---------
  Net decrease in cash and cash equivalents................          (2.6)                 (12.2)
  Cash and cash equivalents--beginning of year/period......          15.7                   27.9
                                                                  -------              ---------
  Cash and cash equivalents--end of year/period............       $  13.1              $    15.7
                                                                  =======              =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year/period for:
     Interest (net of amount capitalized)..................       $  97.4              $    29.5
     Income taxes, net.....................................       $  27.6              $      --
  Non-cash activity:
     Deferred taxes related to comprehensive loss items....       $   0.6              $     0.4

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31, 1999      DECEMBER 31, 1998
                                                               -----------------      -----------------
                                                              (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................        $   13.1               $   15.7
  Receivables, less provision for allowances, claims and
    doubtful accounts of $18.6 and $17.1....................           261.4                  241.4
  Inventories (Note 3)......................................           539.0                  612.1
  Prepaid expenses and other................................             9.0                     --
  Deferred income taxes.....................................            17.9                     --
                                                                    --------               --------
    Total current assets....................................           840.4                  869.2
Investments in and advances to joint ventures...............           240.2                  227.7
Property, plant and equipment, net (Note 4).................         1,906.5                1,942.1
Receivables from related companies..........................             9.6                   11.9
Deferred income taxes (Note 10).............................              --                    2.9
Other assets................................................            66.7                   55.7
                                                                    --------               --------
    Total Assets............................................        $3,063.4               $3,109.5
                                                                    ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................        $  239.3               $  185.0
  Bank overdrafts...........................................            42.2                   17.8
  Borrowings under Revolving Credit Facilities (Note 5).....            43.0                  100.0
  Payables to related companies.............................             2.1                   30.7
  Accrued liabilities:
    Salaries, wages and commissions.........................            56.7                   57.2
    Taxes...................................................            68.5                   90.9
    Interest on debt........................................             4.4                    4.7
    Other...................................................            30.4                   18.7
  Long-term debt due within one year (Note 6) Related
    companies...............................................             7.0                    7.0
    Other...................................................             1.0                    4.0
                                                                    --------               --------
      Total current liabilities.............................           494.6                  516.0
Long-term debt (Note 6):
  Related companies.........................................           682.5                  689.5
  Other.....................................................           273.2                  281.9
Deferred employee benefits (Note 9).........................         1,093.1                1,135.5
Deferred income taxes (Note 10).............................            23.0                     --
Other credits...............................................            48.7                   65.1
Commitments and contingencies (Note 12)
                                                                    --------               --------
    Total liabilities.......................................         2,615.1                2,688.0
                                                                    --------               --------
Stockholders' equity
  Preferred stock, $.01 par value, 100 shares authorized,
    100 shares issued and outstanding, liquidation value $90
    (Note 7)................................................            90.0                   90.0
  Common stock, $.01 par value, 1,000 shares authorized, 100
    shares issued and outstanding (Note 7)..................           320.0                  320.0
  Retained earnings.........................................            37.8                   12.3
  Accumulated other comprehensive income (loss).............             0.5                   (0.8)
                                                                    --------               --------
      Total stockholders' equity............................           448.3                  421.5
                                                                    --------               --------
      Total liabilities and stockholders' equity............        $3,063.4               $3,109.5
                                                                    ========               ========

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            ACCUMULATED
                                                                               OTHER
                                                                           COMPREHENSIVE       TOTAL
                                           PREFERRED   COMMON   RETAINED      INCOME       STOCKHOLDERS'
                                             STOCK     STOCK    EARNINGS      (LOSS)          EQUITY
                                           ---------   ------   --------   -------------   -------------
                                                               (DOLLARS IN MILLIONS)
Initial capitalization at July 17,
  1998...................................    $90.0     $320.0    $   --        $  --          $410.0
Net income...............................       --        --       12.3           --            12.3
Other comprehensive loss.................       --        --         --         (0.8)           (0.8)
                                             -----     ------    ------        -----          ------
Balance at December 31, 1998.............     90.0     320.0       12.3         (0.8)          421.5
Net income...............................       --        --       36.0           --            36.0
Dividend paid............................       --        --      (10.5)          --           (10.5)
Other comprehensive income...............       --        --         --          1.3             1.3
                                             -----     ------    ------        -----          ------
Balance at December 31, 1999.............    $90.0     $320.0    $ 37.8        $ 0.5          $448.3
                                             =====     ======    ======        =====          ======

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 1--THE ACQUISITION

     On July 16, 1998, Ispat International N.V. ("Ispat") acquired Inland Steel Company ("Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). Inland Steel Company was renamed Ispat Inland Inc. ("Successor Company" or the "Company") on September 1, 1998. The Predecessor Company was acquired for $1,143.1 plus the assumption of certain liabilities or obligations.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition is being accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Accounting for Business Combinations." The total purchase price has been allocated to assets and liabilities of the Company based on their respective fair values.

Consolidation Policy

     The consolidated financial statements include the accounts of the Company and all significant subsidiaries. Intercompany transactions have been eliminated in consolidation.

Accounting for Equity Investments

     The Company's investments in less than majority-owned companies, joint ventures and partnerships, and the Company's majority interest in the I/N Tek (see Note 14) partnership are accounted for under the equity method.

Inventory Valuation

     Inventories are carried at the lower of cost or market. Cost is principally determined on a first-in, first-out ("FIFO") method. Costs include the purchase costs of raw materials, conversion costs, and an allocation of fixed and variable production overhead.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight line method over the useful lives of the related assets, ranging from 25 to 45 years for buildings and 2 to 21.5 years for machinery and equipment. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. The carrying amount for long-lived assets is reviewed whenever events or changes in circumstances indicate that an impairment may have occurred.

Cash Equivalents

     Cash equivalents are highly liquid, short-term investments purchased with original maturities of three months or less when acquired.

Deferred Financing Costs

     Deferred financing costs are amortized over the expected terms of the related debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
Stock Option Plan

     In 1999, Ispat established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, which participates in the Ispat Plan, has chosen to account for stock options issued to employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the underlying Ispat stock at the date of the grant over the exercise price of the employee stock options. For disclosure purposes, proforma net income is provided as if the fair value method had been applied. The Company has adopted the disclosure requirements of SFAS No. 123.

Revenue Recognition

     Sales are recognized when the Company's products are shipped to customers.

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

Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company changed its reporting to display comprehensive income and its components in the Company's Consolidated Statements of Comprehensive Income. The components of comprehensive income include unrealized gain/loss on securities (see Note 14) and minimum pension liability adjustment related to joint ventures.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results may differ from such estimates.

Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value. This statement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company must adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company is currently assessing the impact of this statement on its results of operations and financial position.

Reclassifications

     Certain reclassifications have been made to the period ended December 31, 1998 financial statements in order to conform to the 1999 classifications.

NOTE 3--INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
In-process and finished steel...............................     $329.9         $398.8
Raw materials and supplies:
  Iron ore..................................................      101.2          104.5
  Scrap and other raw materials.............................       70.6           69.2
  Supplies..................................................       37.3           39.6
                                                                 ------         ------
                                                                  209.1          213.3
                                                                 ------         ------
     Total..................................................     $539.0         $612.1
                                                                 ======         ======

     As a result of the Acquisition, inventories were recorded at their fair values at July 17, 1998. Such fair value for finished goods and work in process represented selling price less estimated costs of completion, selling costs and a reasonable profit allowance for the selling and completion effort. Raw materials were valued at replacement cost. The fair value of inventories was in excess of their inventoriable cost which resulted in a one-time charge to cost of goods sold during the period July 17, 1998 through December 31, 1998 of $20.7.

NOTE 4--PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Land........................................................    $   46.5       $   46.5
Buildings and improvements..................................       191.2          182.5
Machinery and equipment.....................................     1,797.8        1,754.0
Construction in process.....................................        24.1            5.9
                                                                --------       --------
                                                                 2,059.6        1,988.9
Accumulated depreciation....................................       153.1           46.8
                                                                --------       --------
Property, plant and equipment, net..........................    $1,906.5       $1,942.1
                                                                ========       ========

     As a result of the Acquisition, property, plant and equipment was recorded at its estimated fair value at July 17, 1998. Final asset and liability adjustments made during 1999 were not significant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 5--BORROWING ARRANGEMENTS

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell at cost substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At December 31, 1999 and 1998, $43 and $100, respectively, were borrowed under the facilities, leaving $107 and $50, respectively, available.

     In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell at cost substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At December 31, 1999, there were no borrowings outstanding, leaving $67 available, based on collateral requirements.

NOTE 6--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31, 1999   DECEMBER 31, 1998
                                                             -----------------   -----------------
First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005....................      $344.8              $348.2
  Series U, Tranche C, due July 16, 2006....................       344.8               348.2
  Series R, 7.9% due January 15, 2007.......................        56.4                62.9
  Pollution Control Series 1977, 5.75% due February 1,
     2007...................................................        24.8                25.9
  Pollution Control Series 1993, 6.8% due June 1, 2013......        44.1                44.4
  Pollution Control Series 1995, 6.85% due December 1,
     2012...................................................        18.8                18.9
                                                                  ------              ------
     Total First Mortgage Bonds.............................       833.7               848.5

Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 3, 6.25% due April 1,
     1999...................................................          --                 3.0
  Pollution Control Project No. 11, 7.125% due June 1,
     2007...................................................        21.9                22.2
  Pollution Control Project No. 13, 7.25% due November 1,
     2011...................................................        42.7                43.1
  Exempt Facilities Project No. 14, 6.7% due November 1,
     2012...................................................         5.5                 5.6
  Exempt Facilities Project No. 15, 5.75% due October 1,
     2011...................................................        52.2                52.3
  Exempt Facilities Project No. 16, 7% due January 1,
     2014...................................................         7.7                 7.7
                                                                  ------              ------
     Total Obligations for Industrial Development Revenue
       Bonds................................................       130.0               133.9
                                                                  ------              ------
Less short-term portion.....................................         8.0                11.0
                                                                  ------              ------
Total long-term debt........................................      $955.7              $971.4
                                                                  ======              ======

     In connection with the financing of the Acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the"Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 6--LONG-TERM DEBT--(CONTINUED)
July 9, 2003, (the "LC" and together with the Term Loans, the "Facilities"). The LC has not been drawn upon.

     Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $.875 per quarter until maturity. The lenders are committed to renewing the LC annually for five years, contingent on the Company and Borrower making certain representations and warranties.

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

     With the exception of Series U, V and W, the First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,700 on December 31, 1999 and $1,600 on December 31, 1998.

     The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain specifically allowed types of Restricted Payments. At December 31, 1999 and 1998, $11.5 and $10.0, respectively, of dividends or other Restricted Payments, in addition to those specifically allowed, could have been paid.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 6--LONG-TERM DEBT--(CONTINUED)
     In conjunction with the Acquisition of the Company by Ispat on July 16, 1998, the Company repaid $228.9 owed to Industries, its parent company prior to the Acquisition. The remaining long-term debt at the Acquisition date was restated to its fair value which resulted in the debt increasing by $16.9.

     Maturities of long-term debt obligations are: $8.0 in 2000, $12.3 in 2001, $13.3 in 2002, $13.8 in 2003, $13.8 in 2004 and $902.5 thereafter.

NOTE 7--EQUITY

COMMON STOCK

     On December 31, 1999 and 1998, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

CUMULATIVE PREFERRED STOCK

     On December 31, 1999 and 1998, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 8--STOCK OPTION PLANS

     Under the terms of the Ispat Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 8 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net income for the year ended December 31, 1999 would have been reduced to the pro forma amounts indicated below:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Net Income--as reported.....................................        $36.0
Net Income--pro forma.......................................         35.4

     The fair value of each option grant of Ispat stock is estimated on the date of grant using the Binomial Option Pricing Model with the following weighted-average assumptions used for grants in 1999: dividend yield of .86%; expected volatility of 63%; risk-free interest rate of 6.07%; and expected term of 10 years. The weighted average fair-value at the date of grant for options granted in 1999 was $7.9465.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--STOCK OPTION PLANS--(CONTINUED)
     The activity of the Ispat Plan with respect to the Company is summarized below for the year ended December 31, 1998:

                                                              NUMBER     WEIGHTED AVERAGE
                                                             OF SHARES    EXERCISE PRICE
                                                             ---------   ----------------
Granted....................................................   639,000         $11.94
Exercised..................................................         0
Canceled or expired........................................         0
Outstanding................................................   639,000          11.94

NOTE 9--RETIREMENT BENEFITS

     In connection with the Company's new labor agreement with the United Steelworkers of America (the "USWA"), the pension and postretirement medical plans were amended, effective August 1, 1999, to provide for plan changes as a result of the new labor agreement. The pension plan was amended primarily to provide for increased benefit levels. The postretirement medical plan was amended primarily to provide for employee and retiree copayments, vision care, retiree life insurance benefits and retiree contributions. As a result of these plan amendments, the Company remeasured its pension and postretirement benefit obligations under SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively, as of August 1, 1999. These remeasurements incorporated the effect of the union plan changes as well as the effects of changes in actuarial assumptions to reflect more current information.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--RETIREMENT BENEFITS--(CONTINUED)
     Reconciliation of the pension benefit obligation and plan assets from December 1, 1998 and July 17, 1998 through the measurement date of November 30 was as follows:

                                                      DECEMBER 1, 1998      JULY 17, 1998
                                                           THROUGH             THROUGH
                                                      NOVEMBER 30, 1999   NOVEMBER 30, 1998
                                                      -----------------   -----------------
Change in benefit obligation:
  Benefit obligation at beginning of period.........      $2,087.9            $2,148.2
  Service cost......................................          24.8                11.7
  Interest cost.....................................         143.3                64.9
  Plan amendments loss (gain).......................         161.3               (65.4)
  Actuarial gain....................................        (220.4)              (20.8)
  Benefits paid.....................................        (163.9)              (50.7)
                                                          --------            --------
  Benefit obligation at end of period...............      $2,033.0            $2,087.9
                                                          ========            ========
Change in plan assets:
  Fair value at beginning of period.................      $1,963.3            $2,018.5
  Actual return.....................................         274.7               (29.5)
  Employer contribution.............................          23.7                25.0
  Benefits paid.....................................        (163.9)              (50.7)
                                                          --------            --------
  Fair value at end of period.......................      $2,097.8            $1,963.3
                                                          ========            ========

     The plan amendment loss for the period ended November 30, 1999 reflects the plan changes that resulted from the new labor agreement with the USWA as well as the effects of changes in actuarial assumptions. The plan amendments gain for the period ended November 30, 1998 reflects the plan change announced during the fourth quarter that became effective January 1, 1999. The amendment provides that pension benefits for most of the Company's non-represented salaried employees will be determined in "cash balance" arrangement. For each covered employee, a notional account is credited each quarter with a percentage of pay and interest. At termination, the account balance is available to the employee as either a lump-sum payment or an annuity.

     The funded (unfunded) status of the pension plan is as follows:

                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      -----------------   -----------------
Benefit obligation..................................      $2,033.0            $2,087.9
Fair value of assets................................       2,097.8             1,963.3
                                                          --------            --------
Funded (unfunded) status of plan....................          64.8              (124.6)
Unrecognized net (gain) loss........................        (210.2)               94.4
Unrecognized prior service cost.....................          96.8               (65.4)
                                                          --------            --------
Accrued pension liability...........................      $  (48.6)           $  (95.6)
                                                          ========            ========

     The following weighted average assumptions were used in accounting for the pension plan:

                                         NOVEMBER 30, 1999   AUGUST 1, 1999   NOVEMBER 30, 1998
                                         -----------------   --------------   -----------------
Discount rate..........................        8.00%              7.75%             6.75%
Expected return on plan assets.........        9.50%              9.50%             9.50%
Rate of compensation increase..........        4.00%              4.00%             4.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--RETIREMENT BENEFITS--(CONTINUED)
     The net periodic benefit cost (credit) was as follows:

                                                                            JULY 17, 1998
                                                         YEAR ENDED            THROUGH
                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      -----------------   -----------------
Service cost........................................       $  24.8             $ 11.7
Interest cost.......................................         143.3               64.9
Expected return on plan assets......................        (190.5)             (85.7)
Amortization........................................          (0.9)                --
                                                           -------             ------
Net periodic benefit credit.........................       $ (23.3)            $ (9.1)
                                                           =======             ======

     The Company also sponsors a savings plan through which eligible salaried employees may elect to save a portion of their salary, and the Company matches the first five percent of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $4.9 and $2.3, respectively, for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998.

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

     Reconciliation of the postretirement benefit obligation follows:

                                                      DECEMBER 1, 1998      JULY 17, 1998
                                                           THROUGH             THROUGH
                                                      NOVEMBER 30, 1999   NOVEMBER 30, 1998
                                                      -----------------   -----------------
Benefit obligation at beginning of period...........       $ 953.4            $1,010.1
Service cost........................................          11.1                 6.9
Interest cost.......................................          59.6                30.8
Plan amendments gain................................         (56.8)             (104.1)
Actuarial (gain) loss...............................        (209.4)               31.3
Benefits paid.......................................         (47.6)              (21.6)
                                                           -------            --------
Benefit obligation at end of period.................       $ 710.3            $  953.4
                                                           =======            ========

     The plan amendments gain for the periods ended November 30, 1999 and 1998 result from a plan amendment effective January 1, 1999 requiring increased contributions from salaried retirees for health care coverage, as well as increases in deductibles and copays. In addition, life insurance coverage for salaried retirees has been reduced, effective at the same date. The gain for the 1999 period was also affected by the new labor agreement with the USWA which provided for employee and retiree copayments, vision care, retiree life insurance benefits and retiree contributions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--RETIREMENT BENEFITS--(CONTINUED)
     The unfunded status of the postretirement benefit obligation is as follows:

                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      -----------------   -----------------
Benefit obligation..................................      $   710.3           $   953.4
Fair value of assets................................             --                  --
                                                          ---------           ---------
Unfunded status of plan.............................         (710.3)             (953.4)
Unrecognized net (gain) loss........................         (175.0)               31.2
Unrecognized prior service cost.....................         (146.6)             (104.1)
                                                          ---------           ---------
Accrued postretirement benefit......................      $(1,031.9)          $(1,026.3)
                                                          =========           =========

     The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                         NOVEMBER 30, 1999   AUGUST 1, 1999   NOVEMBER 30, 1998
                                         -----------------   --------------   -----------------
Discount rate..........................         8.00%              7.75%             6.75%
Rate of compensation increase..........         4.00%              4.00%             4.00%
Health care cost trend rate............         4.50%              4.50%             4.50%

     The net periodic benefit cost was as follows:

                                                                            JULY 17, 1998
                                                        YEAR ENDED             THROUGH
                                                     DECEMBER 31, 1999    DECEMBER 31, 1998
                                                     -----------------    -----------------
Service cost.......................................       $ 11.1                $ 6.9
Interest cost......................................         59.6                 30.8
Amortization.......................................        (14.2)                  --
Recognized (gain) loss.............................         (3.2)                  --
                                                          ------                -----
Net periodic benefit cost..........................       $ 53.3                $37.7
                                                          ======                =====

     An increase of 1% in the health care cost trend rate would increase the benefit obligation by $95.2 and the annual net periodic cost by $10.6. A 1% decrease would reduce the benefit obligation by $79.7 and the annual net periodic annual net cost by $8.8.

     For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 2000 and the years thereafter.

NOTE 10--INCOME TAXES

     The provision for income taxes consists of the following:

                                                                             PERIOD FROM
                                                                            JULY 17, 1998
                                                        YEAR ENDED             THROUGH
                                                     DECEMBER 31, 1999    DECEMBER 31, 1998
                                                     -----------------    -----------------
Current federal....................................        $11.6                $ 7.0
Deferred federal...................................          6.4                 (3.1)
Deferred state.....................................          1.0                  0.6
                                                           -----                -----
Total..............................................        $19.0                $ 4.5
                                                           =====                =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 10--INCOME TAXES--(CONTINUED)
     Total income taxes reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                                                             PERIOD FROM
                                                                            JULY 17, 1998
                                                         YEAR ENDED            THROUGH
                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      -----------------   -----------------
Federal income tax expense computed at statutory tax
  rate..............................................        $19.3               $ 5.9
Additional tax expense (credit) from:
  State and local income taxes......................          0.2                 0.6
  Percentage depletion..............................         (3.9)               (1.9)
  All other, net....................................          3.4                (0.1)
                                                            -----               -----
     Total..........................................        $19.0               $ 4.5
                                                            =====               =====

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                      -----------------   -----------------
Noncurrent deferred tax assets:
  Operating loss carryforwards......................       $  40.4             $   2.1
  Alternative minimum tax credit carryforward.......          15.1                 7.0
  Retirement benefit obligations....................         404.0               446.9
  Shutdown accruals.................................          15.3                 9.6
  Environmental accruals............................           9.9                 9.1
  Tax effect of comprehensive income items..........          (0.6)                0.4
  Other.............................................         (29.8)               23.0
                                                           -------             -------
     Total noncurrent deferred tax assets...........         454.3               498.1
Noncurrent deferred tax liabilities:
  Property, plant and equipment.....................        (477.3)             (495.2)
                                                           -------             -------
     Net noncurrent deferred tax (liability)
       asset........................................       $ (23.0)            $   2.9
                                                           =======             =======
Current deferred tax assets:
  Accrued vacations.................................       $  11.2
  Property taxes....................................           6.0
  UNICAP--Inventory.................................           0.6
  Deferred state taxes..............................           0.4
  Amortization expense..............................          (1.4)
  Other.............................................           1.1
                                                           -------
     Total current deferred tax assets..............       $  17.9
                                                           =======

     Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the tax benefits currently generated will be realized in future periods. Accordingly, no valuation allowance has been established.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 11--RELATED PARTY TRANSACTIONS

     The Company was charged $5.3 and $3.4 by Ispat for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively, for management, financial and legal services provided to the Company. The Company was also charged $2.5 by Ispat North America Holding Inc. for corporate expense allocation for the year ended December 31, 1999.

     The Company purchased $82.8 and $56.7 of inventory from subsidiaries of Ispat for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively. The Company sold $22.2 of inventory to subsidiaries of Ispat for the year ended December 31, 1999.

     The Company's long-term debt due to a related company of $689.5 and $696.5 as of December 31, 1999 and 1998, respectively, is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat. Interest expense related to this debt was $56.5 and $29.5 for the year ended December 31, 1999 and the period from July 17, 1998 to December 31, 1998, respectively. This debt arose in connection with the financing of the Acquisition (see Note 6). The Company's receivable from a related company of $8.9 and $10.8 at December 31, 1999 and 1998, respectively, is due from Ispat Inland, L.P., a wholly owned subsidiary of Ispat. Interest income on this receivable was $0.8 and $0.4 for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively. This receivable also arose in connection with the financing of the Acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

NOTE 12--COMMITMENTS AND CONTINGENCIES

     At December 31, 1999 and 1998, the Company guarantees $10.5 and $142.6 of long-term debt attributable to PCI Associates and I/N Kote (see Note 14), two of its equity investments, respectively.

     The Company has an agreement with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $23.7 in 1999 and $25.0 in 1998 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, for the next four years, an additional $5 per year. In addition, the Company granted to the PBGC a first priority lien on selected assets. The agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

     The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of December 31, 1999 and 1998, the estimated minimum tolling charges remaining over the life of this agreement were approximately $242.4 and $270.0, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 12--COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 1999 and 1998, the Company's reserves for environmental liabilities totaled $25 and $27, respectively, of which $21 and $21, respectively, is related to the sediment remediation under the 1993 EPA consent decree.

     The Company and its subsidiaries have various operating leases for which the minimum lease payments are $17.6 in 2000, $16.1 in 2001, $11.4 in 2002, $10.1 in 2003, $9.9 in 2004 and $12.0 thereafter. Rental expense for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998 was $27.2 and $13.8, respectively.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $24.4 at December 31, 1999 and $7.0 at December 31, 1998.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in the escrow. The escrow will terminate not later than 2004. At December 31, 1999 and 1998, the escrowed funds amounted to $20.0 and $5.4, respectively, and is included in "Other assets" on the consolidated balance sheets. The Company anticipates full recovery of the escrowed amount.

     The Office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") has informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit relate to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. The Company has not seen or been served with a copy of the complaint in the qui tam lawsuit, and is not required formally to respond to it until the seal is lifted and the complaint is served on the Company. With respect to the criminal investigation, the Company has agreed to extend the statute of limitations for the filing of any potential criminal charges against the Company through September 30, 2000.

     If a potential claim by the U.S. Attorney were successfully proved with respect to such matter and the damages asserted were established, it would be material to the financial position and results of operations of the Company. However, the Company is investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. In cooperation with the U.S. Attorney and federal and state highway officials, the Company will conduct field inspections and analysis of many of the coated culverts at issue. At this stage, the Company is unable to determine the extent of its potential liability, if any, and whether this matter could materially affect the Company's financial position or results of operations.

     All the allegations by the U.S. Attorney appear to relate to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 12--COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies, under the Merger Agreement and on other grounds, for any losses in connection with this matter.

     In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations, cash flows or prospects.

NOTE 13--DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

DERIVATIVES

     The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond one year. The Company had contracts for these commodities that amounted to $18.9 and $68.9 as of December 31, 1999 and 1998, respectively, the fair value of which was $19.3 and $62.5, respectively.

     A portion of the floating rate debt used in connection with the financing of the Acquisition was hedged through the use of an interest collar (see Note
6).

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $919 and $908 at December 31, 1999 and 1998, respectively, as compared with the carrying value of $964 and $982 in the balance sheet at year-end 1999 and 1998, respectively.

NOTE 14--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has rights to the productive capacity of the facility, except in certain limited circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $144.3 and $68.8 for such tolling services for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively, and owed $8.4 and $3.9 to I/N Tek at year-end 1999 and 1998, respectively, related to such tolling services.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 14--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED) guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $285 outstanding under its long-term financing agreement at December 31, 1999. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $370.1 and $157.6 for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively. At December 31 1999 and 1998, I/N Kote owed the Company $14.3 and $16.0, respectively, related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1999 and 1998, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $3.2 and $4.7 for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively. The Company sells all I/N Kote products that are distributed in North America. The Company receives a 1% sales commission on I/N Kote sales for which it received $6.0 and $2.6 for the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively.

     During the development of the I/N Tek and I/N Kote joint ventures, the Company loaned money to the joint ventures. These partner loans are included in "Investments in and advance to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loan was $15.7 and $16.8 at year-end 1999 and 1998, respectively. The value of the I/N Kote partner loan was $36.7 and $34.9 at year-end 1999 and 1998, respectively.

     Related to the I/N Tek and I/N Kote joint ventures, the Company owns common stock of NSC. At December 31, 1999 and 1998, this stock had a fair value of $5.7 and $4.4. Fair value was determined based on quoted market price. The investment is included in "Investments in and advances to joint ventures" in the balance sheet. Differences between recorded value and fair value are recorded net of tax to Other Comprehensive Income.

NOTE 15--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 40% interest in the Empire Iron Mining Partnership ("Empire"). I/N Tek and I/N Kote are joint ventures with NSC (see Note 14). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 15--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES--(CONTINUED) iron ore mining and pelletizing venture owned in various percentages primarily by U.S. steel companies. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                1999       1998
                                                              --------   --------
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
  Gross revenue.............................................  $1,036.8   $1,066.0
  Costs and expenses........................................     934.5      965.8
                                                              --------   --------
  Net income................................................  $  102.3   $  100.2
                                                              ========   ========
FINANCIAL POSITION AT DECEMBER 31:
  Current assets............................................  $  248.0   $  249.7
  Total assets..............................................   1,274.2    1,336.1
  Current liabilities.......................................     234.7      242.2
  Total liabilities.........................................     893.2      966.8
  Net assets................................................     381.0      369.3

NOTE 16--BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and related raw material operations.

     The Company both produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, approximately 79% of the sales were to customers in five mid-American states, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to Ryerson Tull, Inc. approximated 12% and 11% of consolidated net sales in the year ended December 31, 1999 and the period from July 17, 1998 through December 31, 1998, respectively. No other customer, except I/N Kote (see
Note 14), accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

     As of December 31, 1999, approximately 77% of the active workforce was represented by the United Steelworkers of America. The existing labor contract between the USWA and the Company expires July 31, 2004.

NOTE 17--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                     1999                                1998
                                     -------------------------------------   ----------------------------
                                                                                Period from
                                                                               July 17, 1998
                                                                                  Through
                                      First    Second     Third    Fourth      September 30,      Fourth
                                     Quarter   Quarter   Quarter   Quarter          1998          Quarter
                                     -------   -------   -------   -------   ------------------   -------
Net sales..........................  $619.9    $615.4    $576.9    $580.3         $  483.0        $592.4
Operating profit...................    18.9      43.3      34.0      45.7             13.2          47.3
Net income (loss)..................    (2.8)     14.0       7.9      16.9             (4.4)         16.7

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                             SCHEDULE II--RESERVES

 FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM JULY 17, 1998 THROUGH
                               DECEMBER 31, 1998
                  (Dollars in Millions except per share data)

                                                                PROVISION FOR ALLOWANCES,
                                                              CLAIMS AND DOUBTFUL ACCOUNTS
                                                   ---------------------------------------------------
                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                   BEGINNING OF   CHARGED TO      FROM        END OF
                                                      PERIOD        INCOME      RESERVES      PERIOD
                                                   ------------   ----------   ----------   ----------
January 1, 1999 through December 31, 1999........     $17.1          $1.9         $0.4        $18.6
July 17, 1998 through December 31, 1998..........      16.9           0.2           --         17.1

                                                                   ACQUISITION RESERVE
                                                   ---------------------------------------------------
                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                   BEGINNING OF   CHARGED TO      FROM        END OF
                                                      PERIOD       RESERVES     RESERVES      PERIOD
                                                   ------------   ----------   ----------   ----------
January 1, 1999 through December 31, 1999........      $7.7          $9.1        $  9.2(A)     $6.1
                                                                                 $  1.6(B)
                                                                                 $ (0.1)(C)
July 17, 1998 through December 31, 1998..........      17.3            --           8.6(A)      7.7
                                                                                    0.9(B)
                                                                                    0.1(C)

---------------

NOTES:

(A)  Workforce reduction costs.

(B)  Acquisition costs.

(C)  Other costs.

                                                                    SHUTDOWN RESERVES
                                                   ---------------------------------------------------
                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                   BEGINNING OF   CHARGED TO      FROM        END OF
                                                      PERIOD        INCOME      RESERVES      PERIOD
                                                   ------------   ----------   ----------   ----------
January 1, 1999 through December 31, 1999........     $29.0          $0.1         $1.7        $27.4
July 17, 1998 through December 31, 1998..........      29.9            --          0.9         29.0

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of INLAND STEEL COMPANY

     In our opinion, the accompanying consolidated statements of operations, of cash flows and of reinvested earnings present fairly, in all material respects, the results of operations and cash flows of Inland Steel Company and Subsidiaries Companies for the period January 1, 1998 through July 16, 1998 and the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP
                                            Chicago, Illinois
January 8,1999

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH           YEAR ENDED
                                                               JULY 16, 1998     DECEMBER 31, 1997
                                                              ---------------    -----------------
                                                                      DOLLARS IN MILLIONS
CONSOLIDATED STATEMENT OF OPERATIONS
  Net sales.................................................     $1,310.0            $2,467.5
                                                                 --------            --------
  Operating costs and expenses
     Cost of goods sold (excluding depreciation)............      1,127.8             2,089.7
     Selling, general and administrative expenses...........         22.3                40.5
     Depreciation...........................................         74.7               133.0
     State, local and miscellaneous taxes...................         34.6                60.5
                                                                 --------            --------
       Total................................................      1,259.4             2,323.7
                                                                 --------            --------
  Operating profit..........................................         50.6               143.8
  Other expense:
     General corporate expense, net of income items.........          6.9                14.7
     Interest and other expense on debt.....................         22.0                40.6
                                                                 --------            --------
  Income before income taxes................................         21.7                88.5
  Provision for income taxes (Note 8).......................          7.9                33.7
                                                                 --------            --------
       Net income...........................................     $   13.8            $   54.8
                                                                 ========            ========
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
  Accumulated deficit at beginning of year..................     $ (954.8)           $ (983.7)
  Net income for the year...................................         13.8                54.8
  Preferred dividends declared..............................        (12.9)              (25.9)
                                                                 --------            --------
  Accumulated deficit at end of year........................     $ (953.9)           $ (954.8)
                                                                 ========            ========

                 See Notes to Consolidated Financial Statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  PERIOD FROM
                                                                JANUARY 1, 1998         YEAR ENDED
                                                             THROUGH JULY 16, 1998   DECEMBER 31, 1997
                                                             ---------------------   -----------------
                                                                        DOLLARS IN MILLIONS
OPERATING ACTIVITIES
  Net income...............................................         $ 13.8                $ 54.8
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation..........................................           74.7                 133.0
     Deferred employee benefit cost........................            6.1                 (15.8)
     Deferred income taxes.................................           (3.3)                 47.2
     Cokemaking project advance............................             --                 (30.0)
     Gain on sale of assets................................           (2.7)                 (9.0)
     Change in: Receivables................................           13.8                   6.4
                 Inventories...............................            3.0                 (18.5)
                 Accounts payable..........................          (79.9)                 21.2
                 Payables to related companies.............            3.1                  (9.7)
                 Accrued salaries and wages................            1.1                   0.5
                 Other accrued liabilities.................           14.4                  (0.7)
  Other items..............................................           (0.4)                (44.3)
                                                                    ------                ------
     Net adjustments.......................................           29.9                  80.3
                                                                    ------                ------
     Net cash from operating activities....................           43.7                 135.1
                                                                    ------                ------
INVESTING ACTIVITIES
  Capital expenditures.....................................          (40.8)                (98.4)
  Investments in and advances to joint ventures, net.......           25.4                  23.4
  Proceeds from sale of assets.............................            5.2                  16.1
                                                                    ------                ------
     Net cash from investing activities....................          (10.2)                (58.9)
                                                                    ------                ------
FINANCING ACTIVITIES
  Long-term debt issued....................................             --                  51.3
  Long-term debt retired...................................          (40.9)                (59.8)
  Change in notes payable to related companies.............           (1.8)                (41.8)
  Dividends paid...........................................          (12.9)                (25.9)
  Short-term borrowings....................................           50.0                    --
                                                                    ------                ------
     Net cash from financing activities....................           (5.6)                (76.2)
                                                                    ------                ------
  Net increase in cash and cash equivalents................           27.9                    --
  Cash and cash equivalents--beginning of period...........             --                    --
                                                                    ------                ------
  Cash and cash equivalents--end of period.................         $ 27.9                $   --
                                                                    ======                ======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
     Interest (net of amount capitalized)..................         $ 25.1                $ 40.3
     Income taxes, net.....................................            7.6                 (11.7)

                 See Notes to Consolidated Financial Statements

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

NOTE 2--INVENTORIES

     The effect on cost of goods sold of LIFO liquidations in the year ended December 31, 1997 was not material.

NOTE 3--LONG-TERM DEBT

     In July 1998, the Company defeased the remaining $26 of Series T First Mortgage Bonds, due December 1, 1998.

     Interest cost incurred by the Company totaled $22.4 for the period from January 1, 1998 through July 16, 1998 and $42.3 in 1997. Included in these totals is capitalized interest of $.4 for the period from January 1, 1998 through July 16, 1998 and $1.7 in 1997.

NOTE 4--STOCK OPTION PLANS

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                              1997
                                                              -----
Net income--as reported.....................................  $54.8
Net income--pro forma.......................................   52.9

     The fair value of each option grant of Industries stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.00%; expected volatility of 32.67%; risk-free interest rate of 6.63%; and expected term of 5 years.

     Company employees participate in the Industries employee stock purchase plan where employees have the opportunity to sign up twice a year to purchase stock at the end of each six month period at a price that is 90 percent of the fair market value price on the last day of the period. In 1997, Company employees received Industries stock with a total value that was approximately $.08 greater than the price paid for the stock issued.

NOTE 5--DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

DERIVATIVES

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 5--DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED) volatility of certain metal commodities and natural gas supplies. Gains and losses associated with these hedging transactions become part of the cost of the item being hedged. At no time during 1997 were such hedging transactions material.

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $328 at December 31, 1997 as compared with the carrying value of $308 included in the balance sheet at year-end 1997.

NOTE 6--PROVISIONS FOR RESTRUCTURING

     In the fourth quarter of 1997, the Company recorded a charge of $10 relating to additional restructuring provisions for previously discontinued raw material operations primarily related to retiree health care and other benefit costs.

NOTE 7--RETIREMENT BENEFITS

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

     The funded status of the Industries pension plan (excluding Ryerson Tull, Inc.) as of September 30, 1997 was as follows:

Fair value of assets........................................   $1,991
                                                               ------
Actuarial present value of benefits for service rendered to
  date:
  Accumulated Benefit Obligation based on compensation to
     date...................................................    1,894
  Additional benefits based on estimated future compensation
     levels.................................................       73
                                                               ------
  Projected Benefit Obligation..............................    1,967
                                                               ------
Plan assets in excess of Projected Benefit Obligation.......   $   24
                                                               ======

     The calculation of benefit obligations was based on a discount (settlement) rate of 7.5%; a rate of compensation increase of 4.0%; and a rate of return on plan assets of 9.5%.

     Pension cost for the Company for 1997 was $7.3. In 1997, the Company paid $29.3 to Industries for its share of a contribution to the Industries Pension Trust.

BENEFITS OTHER THAN PENSION

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that involve deductible and co-insurance requirements. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 7--RETIREMENT BENEFITS--(CONTINUED) annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust was established for payment of health care benefits to United Steelworkers of America retirees. Funding of the Trust is made as claims are submitted for payment.

     The amount of net periodic postretirement benefit cost for 1997 is composed of the following:

Service cost................................................         $  10
Interest cost...............................................            62
Net amortization and deferral...............................           (15)
                                                                     -----
Total net periodic benefit cost.............................         $  57
                                                                     =====

     The following table sets forth components of the accumulated postretirement benefit obligation:

                                                              SEPTEMBER 30, 1997
                                                              ------------------
Accumulated postretirement benefit obligation attributable
  to:
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

     The assumptions used to determine the plan's accumulated postretirement benefit obligation are as follows:

Discount rate...............................................   7.5%
Rate of compensation increase...............................   4.0%
Health care cost trend rate.................................   4.5%

     A one percentage point increase in the assumed health care cost trend rates for each future year increases the sum of the service cost and interest cost components of the annual net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of September 30, 1997 by $9 and $106, respectively.

NOTE 8--INCOME TAXES

     The Company participates in a tax-sharing agreement under which current and deferred income tax provisions are determined for each company in the Industries group on a stand-alone basis. Any current liability is paid to Industries. If the Company is unable to use all of its allocated tax attributes (net operating loss ("NOL") and tax credit carryforwards) in a given year but other companies in the consolidated group are able to utilize them, then the Company will be paid for the use of its attributes. NOL and tax credit carryforwards are allocated to each company in accordance with applicable tax regulations as if a company were to leave the consolidated group. Companies with taxable losses record current income tax credits not to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--INCOME TAXES--(CONTINUED)
exceed current income tax charges recorded by profitable companies. If Industries uses NOL carryforwards, the Company will use the appropriate portion of that year's carryforward previously allocated to it, if any.

     A state tax sharing agreement, similar to the federal agreement, also exists with Industries for those states in which the consolidated group is charged state taxes on a unitary or combined basis.

     The elements of the provisions for income taxes for each of the periods indicated below were as follows:

                                                           PERIOD FROM
                                                         JANUARY 1, 1998
                                                             THROUGH          YEAR ENDED
                                                          JULY 16, 1998    DECEMBER 31, 1997
                                                         ---------------   -----------------
Current income taxes (benefit):
  Federal..............................................       $6.1              $(13.8)
  State and foreign....................................        1.2                 0.3
                                                              ----              ------
                                                               7.3               (13.5)
Deferred income taxes..................................        0.6                47.2
                                                              ----              ------
  Total tax expense (benefit)..........................       $7.9              $ 33.7
                                                              ====              ======

     The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 were as follows:

                                                              DECEMBER 31, 1997
                                                              -----------------
Deferred tax assets (excluding postretirement benefits other than pensions):
  Net operating loss and tax credit carryforwards...........        $ 274
  Restructuring and termination reserves....................           29
  Other deductible temporary differences....................           43
  Less: Valuation allowances................................           (3)
                                                                    -----
                                                                      343
                                                                    -----
Deferred tax liabilities:
  Fixed asset basis difference..............................          458
  Other taxable temporary differences.......................           61
                                                                    -----
                                                                      519
                                                                    -----
     Net deferred liability excluding postretirement
      benefits other than pensions..........................         (176)
FASB Statement No. 106 impact (postretirement benefits other
  than pensions)............................................          396
                                                                    -----
     Net deferred asset.....................................        $ 220
                                                                    =====

     For tax purposes, the Company had available, at December 31, 1997, NOL carryforwards for regular federal income tax purposes of approximately $651 which will expire as follows: $214 in 2006, $265 in 2007, $109 in 2008, $6 in 2009 and $57 in 2011. The Company also had investment tax credit and other general business credit carryforwards for tax purposes of approximately $6, which expire during the years 1998 through 2006. A valuation allowance has been established for those tax credits which are not expected to be realized. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards for tax purposes of approximately $41, which may be used indefinitely to reduce regular federal income taxes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--INCOME TAXES--(CONTINUED)
     The Company believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. This belief is based upon the factors discussed below.

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

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the federal corporate tax rate as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Federal income tax expense computed at statutory tax rate of
  35%.......................................................     $31.0
Additional taxes (credits) from:
  State and local income taxes, net of federal income tax
     effect.................................................       5.6
  Percentage depletion......................................      (3.0)
  All other, net............................................       0.1
                                                                 -----
     Total income tax expense...............................     $33.7
                                                                 =====

NOTE 9--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has exclusive rights to the productive capacity of the facility, except in certain limited circumstances, and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $149.2 in 1997 for such tolling services. Industries and NSC each have guaranteed a portion of long-term financing of I/N Tek. At December 31, 1997, Industries' share of such guaranty amounted to $116.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED)
Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $376 outstanding under its long-term financing agreement at December 31, 1997. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $194.5 for the period from January 1, 1998 through July 16, 1998 and $320.6 in 1997. At year-end 1997, I/N Kote owed the Company $12.8 related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 1997 and 1996, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $2.4 for the period from January 1, 1998 through July 16, 1998 and $22.1 in 1997. The Company sells all I/N Kote products that are distributed in North America.

NOTE 10--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership, 15% interest in Wabush Mines in 1996 and 1995 and 12 1/2% interest in Walbridge Electrogalvanizing Company. I/N Tek and I/N Kote are joint ventures with NSC (see Note 9). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. steel companies. In 1997, the Company sold its interest in Wabush Mines, resulting in a $9 pretax gain. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity. The Company sold its interest in Walbridge on June 30, 1998 and recognized a gain on the sale of $2.7. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                1997
                                                              --------
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
  Gross revenue.............................................  $1,112.9
  Costs and expenses........................................     998.7
                                                              --------
  Net income................................................  $  114.2
                                                              ========
FINANCIAL POSITION AT DECEMBER 31:
  Current assets............................................  $  229.9
  Total assets..............................................   1,385.8
  Current liabilities.......................................     211.6
  Total liabilities.........................................   1,000.3
  Net assets................................................     385.5

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

NOTE 12--RELATED PARTY TRANSACTIONS

     Industries has established procedures for charging its actual administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for the period from January 1, 1998 through July 16, 1998 totaled $7.1, and for 1997 totaled $13.7.

     There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For the period from January 1, 1998 through July 16, 1998 and for 1997, the Company's net interest expense to companies within the Industries group totaled $10.3 and $18.4.

     The Company sells to and purchases products from related companies at prevailing market prices. These transactions for the indicated years, except those with I/N Kote (see Note 9), are summarized as follows:

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH          YEAR ENDED
                                                               JULY 16, 1998    DECEMBER 31, 1997
                                                              ---------------   -----------------
Net product sales...........................................      $103.6             $208.4
Net product purchases.......................................         9.0               16.2

NOTE 13--CONCENTRATION OF CREDIT RISK

     The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the period from January 1, 1998 through July 16, 1998, approximately 77% of the sales were to customers in five mid-American states, and 93% were to customers in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 13--CONCENTRATION OF CREDIT RISK -- (CONTINUED)
20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     No customer, except I/N Kote (see Note 9), accounted for more than 10% of the consolidated net sales of the Company during the period from January 1, 1998 through July 16, 1998 and the year ended December 31, 1997.

NOTE 14--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                            1998
                                                              ---------------------------------
                                                                                   PERIOD FROM
                                                                                  JULY 1, 1998
                                                               FIRST    SECOND       THROUGH
                                                              QUARTER   QUARTER   JULY 16, 1998
                                                              -------   -------   -------------
Net sales...................................................  $606.1    $619.9        $84.0
Gross profit................................................    32.8      46.4         (3.1)
Net income (loss)...........................................     5.3      12.9         (4.4)

                                                             FIRST    SECOND     THIRD     FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER*
                                                            -------   -------   -------   --------
Net sales.................................................  $606.6    $643.8    $615.7     $601.4
Gross profit..............................................    50.5      51.6      50.1       28.7
Net income................................................    13.7      21.0      18.2        1.9

---------------

*  Includes $9.6 additional restructuring provisions, $6.7 after tax.

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                             SCHEDULE II--RESERVES

FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH JULY 16, 1998 AND FOR THE YEAR ENDED
                               DECEMBER 31, 1997
                  (Dollars in Millions except per share data)

                                                                PROVISION FOR ALLOWANCES,
                                                              CLAIMS AND DOUBTFUL ACCOUNTS
                                                   ---------------------------------------------------
                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                   BEGINNING OF   CHARGED TO      FROM        END OF
                                                      PERIOD        INCOME      RESERVES      PERIOD
                                                   ------------   ----------   ----------   ----------
January 1, 1998 through July 16, 1998............     $16.1          $0.8         $ --
Year Ended December 31, 1997.....................      17.9           4.5          6.1           (A)
                                                                                   0.2           (B)

---------------

NOTES:

(A)  Allowances granted during year.

(B)  Bad debts written off during year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISPAT INLAND INC.

                                             /s/ DALE E. WIERSBE
                                          By:
                                          --------------------------------------

                                            Dale E. Wiersbe
                                            President and Chief Executive
                                              Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
/s/ DALE E. WIERSBE                               President and Chief Executive       March 30, 2000
---------------------------------------------    Officer and Director (Principal
Dale E. Wiersbe                                        Executive Officer)

/s/ MICHAEL G. RIPPEY                           Vice President--Finance and Chief     March 30, 2000
---------------------------------------------           Financial Officer
Michael G. Rippey                                 (Principal Financial Officer)
                                                 (Principal Accounting Officer)

Robert B. McKersie                    )                     Director

Lakshmi N. Mittal                     )                     Director

Johannes Sittard                        )                   Director

                                              /s/ MICHAEL G. RIPPEY
                                          By:
                                          --------------------------------------

                                            Michael G. Rippey
                                            Attorney-in-fact
                                            March 30, 2000

                               INDEX TO EXHIBITS

 2.(i)       Agreement and Plan of Merger, dated May 27, 1998, among
             Ispat International N.V., Inland Merger Sub, Inc., Inland
             Steel Industries, Inc., and Inland Steel Company. (Filed as
             Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 9, 1998, and incorporated by reference herein.)

 2.(ii)      Amendment to Agreement and Plan of Merger, dated July 16,
             1998, between Ispat International N.V., Inland Steel
             Industries, Inc., Inland Merger Sub, Inc. and Inland Steel
             Company. (Filed as Exhibit 2.2 to Inland Steel Industries,
             Inc. Current Report on Form 8-K filed on July 20, 1998, and incorporated by reference herein.)

 3.A         Copy of Restated Certificate of Incorporation of the
             Company. (Filed as Exhibit 3.(i) to the Company's Quarterly
             Report for the quarter ended September 30, 1998, and incorporated by reference herein.)

 3.B Copy of By-Laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Quarterly Report for the quarter ended June 30, 1998, and incorporated by reference herein.)

 3.C         Corrected Certificate of the Designations, Powers,
             Preferences and Relative, Participating or Other Rights, and
             the Qualifications, Limitations or Restrictions thereof, of
             Series A 8% Preferred Stock of Ispat Inland Inc., filed
             January 3, 2000.............................................

 4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),B-1(d) and B-1(e), filed with Steel Company's
             Registration Statement on Form A-2 (No. 2-1855); (ii)
             Exhibits D-1(f) and D-1(g), filed with Steel Company's
             Registration Statement on Form E-1 (No. 2-2182); (iii)
             Exhibit B-1(h), filed with Steel Company's Current Report on
             Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated
             February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with
             Steel Company's Current Report on Form 8-K for the month of
             April, 1940; (vi) Exhibit B-2, filed with Steel Company's
             Registration Statement on Form A-2 (No. 2-4357); (vii)
             Exhibit B-1(l), filed with Steel Company's Current Report on
             Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of
             July and August, 1948; (x) Exhibits B and C, filed with
             Steel Company's Current Report on Form 8-K for the month of
             March, 1952; (xi) Exhibit A, filed with Steel Company's
             Current Report on Form 8-K for the month of July, 1956;
             (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
             December, 1967; (xv) the Exhibit filed with Steel Company's
             Current Report on Form 8-K for the month of April, 1969;
             (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's
             Current Report on Form 8-K for the month of April, 1974;
             (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit
             B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
             Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1978; (xxii) Exhibit B, filed With Steel Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1980;
             (xxiii) Exhibit 4-D, filed with Steel Company's Annual
             Report on

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

 4.C         Copy of Thirty-Sixth Supplemental Indenture dated as of July
             16, 1998 from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage
             Indenture dated April 1, 1928 between Inland Steel Company and First Trust and Savings Bank and Melvin A. Traylor, as
             Trustees (filed as Exhibit 4.C to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

 10.A        Credit Agreement dated as of July 16, 1998, among Ispat
             Inland, L.P., Inland Steel Company, Burnham Trucking
             Company, Inc., Incoal Company and Credit Suisse First
             Boston. (Filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

 10.B        Amendment No. 1 to the Credit Agreement dated as of
             September 30, 1999, to the Credit Agreement dated as of July
             16, 1998, among Ispat Inland, L.P. , Inland Steel Company,
             Burnham Trucking Company, Inc., Incoal Company and Credit
             Suisse First Boston.........................................

 16          Letter dated August 25, 1998 from Pricewaterhouse Coopers
             LLP regarding change in certifying accountant. (Filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 28, 1998, and incorporated by reference herein.)

 24          Powers of Attorney..........................................

 27          Financial Data Schedule.....................................