Form 10-Q
period 2000-03-31
ISPAT INLAND INC
filed 2000-05-12
CIK 50548

                                                              First Quarter-2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of May 10, 2000.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2000 and 1999                     2

           Condensed Consolidated Statements of Comprehensive Income
           for the Three Months Ended March 31, 2000 and 1999             2

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999                     3

           Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                          4

           Notes to Condensed Consolidated Financial Statements           5 - 8

     ITEM 2.  Management's Narrative Analysis of Results of Operations    9

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                            10

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                    Three Months Ended
                                                          March 31
                                                   2000            1999
                                                 ---------      ---------
Net sales                                        $   617.4      $   619.9
                                                 ---------      ---------

Operating costs and expenses
  Cost of goods sold                                 546.8          565.9
  Selling, general and
          administrative expenses                      9.3            9.4
  Depreciation                                        26.7           26.7
                                                 ---------      ---------
      Total                                          582.8          602.0
                                                 ---------      ---------
Operating profit                                      34.6           17.9
General corporate expense,
          net of income items                         --              0.3
Interest and other expense on debt                    22.7           21.8
                                                 ---------      ---------
Income (loss) before income taxes                     11.9           (4.2)
Provision (benefit) for income taxes                   3.4           (1.4)
                                                 ---------      ---------
Net income (loss)                                $     8.5      $    (2.8)
                                                 =========      =========



     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                    Three Months Ended
                                                          March 31
                                                    2000           1999
                                                 ---------      ---------
Net income (loss)                                $     8.5      $    (2.8)
Other comprehensive income, net of tax:
  Unrealized gain on securities                        0.1            0.4
                                                 ---------      ---------
Comprehensive income (loss)                      $     8.6      $    (2.4)
                                                 ---------      ---------


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                                        Three Months Ended
                                                                                             March 31
                                                                                     2000               1999
                                                                                ---------------    ----------------
Operating activities
  Net income (loss)                                                                $       8.5        $       (2.8)
                                                                                ---------------    ----------------
  Adjustments to reconcile net income (loss) to net
          cash from operating activities:
    Depreciation                                                                          26.7                26.7
    Deferred employee benefit cost                                                       (36.9)              (29.8)
    Amortization of debt premium                                                          (0.3)               (0.4)
    Undistributed earnings from joint ventures                                             1.4                (2.3)
    Deferred income taxes                                                                  3.3                (2.3)
    Change in:
      Receivables                                                                         (5.0)              (36.8)
      Inventories                                                                         20.6                79.5
      Prepaid expenses and other assets                                                   (6.0)               (9.2)
      Accounts payable                                                                   (43.3)                4.0
      Bank overdrafts                                                                    (22.1)              (15.1)
      Payables to/receivables from related companies                                       9.4               (16.2)
      Accrued salaries and wages                                                          (3.1)               (3.0)
      Other accrued liabilities                                                            9.1                (2.2)
    Other items                                                                            0.2                (1.9)
                                                                                ---------------    ----------------
    Net adjustments                                                                      (46.0)               (9.0)
                                                                                ---------------    ----------------
          Net cash from operating activities                                             (37.5)              (11.8)

Investing activities
  Capital expenditures                                                                    (5.4)               (4.0)
  Investments in and advances to joint ventures, net of distributions                      0.1                 7.0
                                                                                ---------------    ----------------
          Net cash from investing activities                                              (5.3)                3.0

Financing activities
  Payments on long-term debt                                                              (2.7)               (2.7)
  Dividends paid                                                                         (10.0)               (5.1)
  Proceeds from note receivable from related company                                       0.8                 0.8
  Short-term borrowings, net                                                              67.0                45.0
                                                                                ---------------    ----------------
          Net cash from financing activities                                              55.1                38.0
                                                                                ---------------    ----------------

Net increase in cash and cash equivalents                                                 12.3                29.2
Cash and cash equivalents - beginning of period                                           13.1                15.7
                                                                                ---------------    ----------------
Cash and cash equivalents - end of period                                          $      25.4        $       44.9
                                                                                ===============    ================



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                       March 31,  2000  December 31, 1999
                                                       ---------------  -----------------
Assets
  Current assets
    Cash and cash equivalents                            $    25.4          $    13.1
    Receivables, net                                         266.4              261.4
    Inventories (Note 2)                                     518.4              539.0
    Prepaid expenses                                           1.0                9.0
    Deferred income taxes                                     19.4               17.9
                                                        -----------        -----------
          Total current assets                               830.6              840.4
  Investments in and advances to joint ventures              238.7              240.2
  Property, plant and equipment, net                       1,885.0            1,906.5
  Receivables from related companies                           9.7                9.6
  Other assets                                                80.7               66.7
                                                        -----------        -----------
          Total Assets                                   $ 3,044.7          $ 3,063.4
                                                        ===========        ===========

Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                                     $   196.0          $   239.3
    Bank overdrafts                                           20.1               42.2
    Borrowings under Revolving Credit Facilities
      (Note 3)                                               110.0               43.0
    Payables to related companies                             12.4                2.1
    Accrued liabilities                                      166.0              160.0
    Long-term debt due within one year
      Related companies                                        7.0                7.0
      Other                                                    5.3                1.0
                                                        -----------        -----------
          Total current liabilities                          516.8              494.6
  Long-term debt
    Related companies (Note 5)                               680.8              682.5
    Other                                                    267.6              273.2
  Deferred employee benefits                               1,056.2            1,093.1
  Deferred income taxes                                       27.9               23.0
  Other credits                                               48.6               48.7
  Commitments and contingencies (Note 6)
                                                        -----------        -----------
          Total liabilities                                2,597.9            2,615.1
  Stockholders' equity
    Preferred stock (Note 4)                                  90.0               90.0
    Common stock (Note 4)                                    320.0              320.0

    Retained earnings                                         36.2               37.8
    Accumulated other comprehensive income                     0.6                0.5
                                                        -----------        -----------
          Total stockholders' equity                         446.8              448.3
                                                        -----------        -----------
          Total Liabilities and Stockholders' Equity     $ 3,044.7          $ 3,063.4
                                                        ===========        ===========


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

Certain amounts on the 1999 Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                   March 31, 2000         December 31, 1999
                                -------------------     ---------------------

In process and finished steel       $  345.6                  $  329.9
Raw materials and supplies:
  Iron ore                              80.4                     101.2
  Scrap and other raw materials         56.4                      70.6
  Supplies                              36.0                      37.3
                                    --------                    ------
                                       172.8                     209.1
                                    --------                    ------
          Total                     $  518.4                  $  539.0
                                    ========                  ========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - BORROWING ARRANGEMENTS

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At March 31, 2000 and December 31, 1999, $70 and $43, respectively, was borrowed under the facilities.

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At March 31, 2000 and December 31, 1999, $40 and $0, respectively, was borrowed under this facility.

NOTE 4 - EQUITY

Common Stock

On March 31, 2000 and December 31, 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

On March 31, 2000 and December 31, 1999, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $1.1 and $1.3 by Ispat for the three months ended March 31, 2000 and 1999, respectively, for management, financial and legal services provided to the Company. The Company was also charged $.6 by Ispat North America Holding Inc. for corporate expense allocations for the three months ended March 31, 2000.

The Company purchased $30.0 and $12.2 of inventory from subsidiaries of Ispat during the three months ended March 31, 2000 and 1999, respectively. The Company sold $.8 and $.7 of inventory to subsidiaries of Ispat for the three months ended March 31, 2000 and 1999, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.9 and $36.7 for such tolling services for the three months ended March 31, 2000 and 1999, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $93.0 and $87.8 for the three months ended March 31, 2000 and 1999, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

The Company's debt due to a related company of $687.8 and $689.5 as of March 31, 2000 and December 31, 1999, respectively, is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat. This debt arose in connection with the financing of the acquisition of the Company by Ispat. The Company's receivable from related companies of $9.7 and $9.6 at March 31, 2000 and December 31, 1999, respectively, consists of $8.1 and $8.9 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $1.6 and $.7, respectively, is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $12.4 and $2.1 at March 31, 2000 and December 31, 1999, respectively, consists of trade and other intercompany expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company guaranteed $9.5 and $129.9 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

The Company has an agreement with the Pension Benefit Guaranty Company (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160.0 and made a cash contribution of $30.8 in 2000 and $23.7 in 1999 to the Pension Trust. The Company also committed to fund at least normal costs of the Pension Plan plus an additional $5 per year for five years. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of March 31, 2000 and December 31, 1999, respectively, the estimated minimum tolling charges remaining over the life of this agreement were approximately $235.2 and $242.4.

As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At March 31, 2000 and December 31, 1999, the Company's reserves for environmental liabilities totaled $28 and $27, respectively, $22 and $21, respectively, of which is related to the sediment remediation under the 1993 EPA consent decree.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $31.6 and $24.4 at March 31, 2000 and December 31, 1999, respectively.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in escrow. The escrow will terminate not later than 2004. At March 31, 2000 and December 31, 1999, the escrowed funds amounted to $23.9 and $20.0, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company anticipates full recovery of the escrowed amount.

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

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF  OPERATIONS

Comparison of First Quarter 2000 to First Quarter 1999

Net sales of $617.4 for the first quarter of 2000 decreased by 0.4 percent over $619.9 in the year-ago quarter as volume decreased by 1.0 percent but was offset by a 0.6 percent increase in the average selling price per ton.

Cost of goods sold of $546.8 decreased 3.4 percent from $565.9 in the year-ago quarter due to reduced spending as well as decreased volume.

Depreciation expense of $26.7 for the current quarter was equal to $26.7 in the year ago quarter.

Operating profit increased to $34.6 for the current quarter compared to $17.9 in the year-ago quarter as a result of the items noted above.

Selling, general and administrative expenses of $9.3 decreased 1.1 percent from $9.4 in the year-ago quarter due to decreased spending during the current quarter.

General corporate expense, net of income items decreased 100.0 percent from $0.3 in the year-ago quarter due to decreased spending.

Interest expense of $22.7 in the current quarter increased 4.1 percent from $21.8 in the year ago quarter due to interest rate changes and changes in borrowing levels.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ISPAT INLAND INC.




                                        By     /s/ Michael G. Rippey
                                            ------------------------------------
                                            Michael G. Rippey
                                            Vice President -
                                            Finance and CFO
                                            Principal Financial Officer




Date:  May 12, 2000

                                INDEX TO EXHIBITS

-------------------------------------------------------------------------------

   EXHIBIT                                                         SEQUENTIAL
   NUMBER                                                            PAGE NO.
                                   DESCRIPTION
               ---------------------------------------------------

     27   Financial Data Schedule..................................