Form 10-Q
period 2000-06-30
ISPAT INLAND INC
filed 2000-08-07
CIK 50548

                                                          SECOND QUARTER -- 2000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                FOR THE PERIOD ENDED JUNE 30, 2000
                                OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of August 4, 2000, all of which were owned by Ispat Inland Holdings, Inc.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I. FINANCIAL INFORMATION
ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2000 and 1999...........    2
           Condensed Consolidated Statements of Comprehensive Income
           for the Three and Six Months Ended June 30, 2000 and 1999...    2
           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 1999.........................    3
           Condensed Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999.......................................    4
           Notes to Condensed Consolidated Financial Statements........    5 - 8
ITEM 2.    Management's Narrative Analysis of Results of Operations....    9
PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings...........................................    10
ITEM 6.    Exhibits and Reports on Form 8-K............................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30                JUNE 30
                                                           -------------------    --------------------
                                                            2000         1999       2000        1999
                                                            ----         ----       ----        ----
NET SALES..............................................    $609.5       $615.4    $1,226.9    $1,235.3
                                                           ------       ------    --------    --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold...................................     545.0        536.6     1,091.8     1,102.5
  Selling, general and administrative expenses.........      10.1          8.4        19.4        17.8
  Depreciation.........................................      26.7         26.8        53.4        53.5
                                                           ------       ------    --------    --------
     Total.............................................     581.8        571.8     1,164.6     1,173.8
                                                           ------       ------    --------    --------
OPERATING PROFIT.......................................      27.7         43.6        62.3        61.5
General corporate expense, net of income items.........        --          1.1          --         1.4
Interest and other expense on debt.....................      23.9         21.3        46.6        43.1
                                                           ------       ------    --------    --------
INCOME BEFORE TAXES....................................       3.8         21.2        15.7        17.0
PROVISION FOR INCOME TAXES.............................       0.6          7.2         4.0         5.8
                                                           ------       ------    --------    --------
INCOME BEFORE EXTRAORDINARY GAIN.......................       3.2         14.0        11.7        11.2
Extraordinary gain on early retirement of debt, net of
  tax (Note 3).........................................       0.7                      0.7
                                                           ------       ------    --------    --------
NET INCOME.............................................    $  3.9       $ 14.0    $   12.4    $   11.2
                                                           ======       ======    ========    ========

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30               JUNE 30
                                                              -------------------    -----------------
                                                              2000          1999     2000        1999
                                                              ----          ----     ----        ----
Net income................................................    $ 3.9         $14.0    $12.4       $11.2
Other comprehensive (loss) income, net of tax:
  Unrealized (loss) gain on securities....................     (0.4)          0.4     (0.4)        0.8
                                                              -----         -----    -----       -----
COMPREHENSIVE INCOME......................................    $ 3.5         $14.4    $12.0       $12.0
                                                              =====         =====    =====       =====

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                                -----------------
                                                                2000        1999
                                                                ----        ----
OPERATING ACTIVITIES
  Net income................................................    $12.4       $11.2
                                                                -----       -----
  Adjustments to reconcile net income to net cash from
     operating activities:
  Depreciation..............................................     53.4        53.5
  Deferred employee benefit cost............................    (42.7)      (35.2)
  Amortization of debt premium..............................     (0.9)       (0.7)
  Undistributed earnings from joint ventures................     (1.6)       (5.9)
  Deferred income taxes.....................................      5.2        (9.1)
  Change in:
     Receivables, net.......................................      5.7        (1.8)
     Inventories............................................     (1.1)      106.1
     Prepaid expenses and other assets......................     (8.2)      (12.6)
     Accounts payable.......................................    (14.2)       24.5
     Bank overdrafts........................................    (34.5)       (1.6)
     Payables to/receivables from related companies.........      9.4       (27.5)
     Accrued salaries and wages.............................     (5.0)       (6.0)
     Other accrued liabilities..............................     (9.9)       (1.8)
  Other items...............................................     (0.2)      (12.5)
                                                                -----       -----
  Net adjustments...........................................    (44.6)       69.4
                                                                -----       -----
       Net cash from operating activities...................    (32.2)       80.6
INVESTING ACTIVITIES
  Capital expenditures......................................    (23.8)      (10.5)
  Investments in and advances to joint ventures, net of
     distributions..........................................      2.0         6.3
                                                                -----       -----
       Net cash from investing activities...................    (21.8)       (4.2)
FINANCING ACTIVITIES
  Payments on long-term debt................................    (17.1)       (7.5)
  Dividends paid............................................    (11.8)       (6.9)
  Proceeds from receivable from related company.............      1.6         0.8
  Borrowings under revolving credit facilities, net.........     83.0       (53.0)
                                                                -----       -----
       Net cash from financing activities...................     55.7       (66.6)
                                                                -----       -----
Net increase in cash and cash equivalents...................      1.7         9.8
Cash and cash equivalents -- beginning of period............     13.1        15.7
                                                                -----       -----
Cash and cash equivalents -- end of period..................    $14.8       $25.5
                                                                =====       =====

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                JUNE 30, 2000    DECEMBER 31, 1999
                                                                -------------    -----------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents..............................      $   14.8           $   13.1
     Receivables, net.......................................         255.7              261.4
     Inventories (Note 2)...................................         540.1              539.0
     Prepaid expenses.......................................           2.0                9.0
     Deferred income taxes..................................          18.3               17.9
                                                                  --------           --------
          Total current assets..............................         830.9              840.4
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES.............         239.3              240.2
  PROPERTY, PLANT AND EQUIPMENT, NET........................       1,876.9            1,906.5
  RECEIVABLES FROM RELATED COMPANIES........................           8.4                9.6
  OTHER ASSETS..............................................          81.9               66.7
                                                                  --------           --------
          Total Assets......................................      $3,037.4           $3,063.4
                                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable.......................................      $  225.1           $  239.3
     Bank overdrafts........................................           7.7               42.2
     Borrowings under Revolving Credit Facilities (Note
       3)...................................................         126.0               43.0
     Payables to related companies..........................          11.9                2.1
     Accrued liabilities....................................         145.1              160.0
     Long-term debt due within one year
       Related companies (Note 5)...........................           7.0                7.0
       Other................................................           1.0                1.0
                                                                  --------           --------
          Total current liabilities.........................         523.8              494.6
  LONG-TERM DEBT
     Related companies (Note 5).............................         679.0              682.5
     Other..................................................         258.7              273.2
  DEFERRED EMPLOYEE BENEFITS................................       1,050.4            1,093.1
  DEFERRED INCOME TAXES.....................................          28.6               23.0
  OTHER CREDITS.............................................          48.5               48.7
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
                                                                  --------           --------
          Total liabilities.................................       2,589.0            2,615.1
  STOCKHOLDERS' EQUITY
     Preferred stock (Note 4)...............................          90.0               90.0
     Common stock (Note 4)..................................         320.0              320.0
     Retained earnings......................................          38.3               37.8
     Accumulated other comprehensive income.................           0.1                0.5
                                                                  --------           --------
          Total stockholders' equity........................         448.4              448.3
                                                                  --------           --------
          Total Liabilities and Stockholders' Equity........      $3,037.4           $3,063.4
                                                                  ========           ========

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements of Ispat Inland Inc. and subsidiary companies (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2 -- INVENTORIES

     Inventories consist of the following:

                                                                JUNE 30, 2000    DECEMBER 31, 1999
                                                                -------------    -----------------
In process and finished steel...............................       $364.3             $329.9
Raw materials and supplies:
  Iron ore..................................................         78.6              101.2
  Scrap and other raw materials.............................         60.7               70.6
  Supplies..................................................         36.5               37.3
                                                                   ------             ------
                                                                    175.8              209.1
                                                                   ------             ------
     Total..................................................       $540.1             $539.0
                                                                   ======             ======

NOTE 3 -- BORROWING ARRANGEMENTS AND INDEBTEDNESS

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At June 30, 2000 and December 31, 1999, $76 and $43, respectively, was borrowed under the facilities.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements (Unaudited) -- (Continued)
                  (Dollars in Millions except per share data)

NOTE 3 -- BORROWING ARRANGEMENTS AND INDEBTEDNESS -- (CONT.)
     In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At June 30, 2000 and December 31, 1999, $50 and $0, respectively, was borrowed under this facility.

     In May 2000, the Company purchased $12.5 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized an extraordinary after tax gain of $.7 ($1.0 before income tax benefit).

NOTE 4 -- EQUITY

Common Stock

     On June 30, 2000 and December 31, 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

     On June 30, 2000 and December 31, 1999, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 -- RELATED PARTY TRANSACTIONS

     The Company was charged $2.5 and $4.3 by Ispat and its subsidiaries for the three and six months ended June 30, 2000 and $2.9 and $4.2 for the three and six months ended June 30, 1999, respectively, for management, financial and legal services provided to the Company.

     The Company purchased $49.4 and $72.9 of inventory from subsidiaries of Ispat during the three and six months ended June 30, 2000 and $14.6 and $21.9 during the three and six months ended June 30, 1999, respectively. The Company sold $1.1 and $1.9 of inventory to subsidiaries of Ispat for the three and six months ended June 30, 2000 and $.5 and $1.1 for the three and six months ended June 30, 1999, respectively.

     I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.9 and $73.8 for such tolling services for the three and six months ended June 30, 2000 and $36.5 and $73.2 for the three and six months ended June 30, 1999, respectively.

     I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $81.5 and $174.5 for the three and six months ended June 30, 2000 and $101.2 and $189 for the three and six months ended June 30, 1999, respectively.

     The Company's debt due to a related company of $686.0 and $689.5 as of June 30, 2000 and December 31, 1999, respectively, is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat. This debt arose in connection with the financing of the acquisition of the Company by Ispat. The Company's receivable from related companies of $8.4 and $9.6 at June 30, 2000 and December 31, 1999, respectively, consists of $7.2 and $8.9 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements (Unaudited) -- (Continued)
                  (Dollars in Millions except per share data)

NOTE 5 -- RELATED PARTY TRANSACTIONS -- (CONT.)
Ispat Inland, L.P. chooses to prepay. The remaining $1.2 and $.7, respectively, is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $11.9 and $2.1 at June 30, 2000 and December 31, 1999, respectively, consists of trade, management fees, and other intercompany expenses.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     At June 30, 2000, the Company guaranteed $8.6 and $116.6 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company has an agreement with the Pension Benefit Guaranty Company (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160. The Company also committed to fund at least normal costs of the Pension Plan and certain other costs plus an additional $5 per year for five years. Accordingly, the Company made a cash contribution of $32.1 in 2000 and $23.7 in 1999 to the Pension Trust. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

     The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of June 30, 2000 and December 31, 1999, respectively, the estimated minimum tolling charges remaining over the life of this agreement were approximately $228 and $242.4.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At June 30, 2000 and December 31, 1999, the Company's reserves for environmental liabilities totaled $28 and $27, respectively, of which $22 and $21, respectively, is related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $37.6 and $24.4 at June 30, 2000 and December 31, 1999, respectively.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements (Unaudited) -- (Continued)
                  (Dollars in Millions except per share data)

NOTE 6 -- COMMITMENTS AND CONTINGENCIES (CONT.)
producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in escrow. The escrow will terminate not later than 2004. At June 30, 2000 and December 31, 1999, the escrowed funds amounted to $27.8 and $20.0, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company anticipates full recovery of the escrowed amount.

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

     If a potential claim by the U.S. Attorney were successfully proved with respect to such matter and the damages asserted were established, it would be material to the financial position and results of operations of the Company. However, the Company is investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. In cooperation with the U.S. Attorney and federal and state highway officials, the Company has conducted field inspections and analysis of many of the coated culverts at issue. The Company is holding discussions with the U.S. Attorney and co-defendants. At this stage, the Company is unable to determine the outcome and resulting liability, if any, relating to this matter, and whether this matter could materially affect the Company's financial position or results of operations.

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

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS

Comparison of Second Quarter 2000 to Second Quarter 1999

     Net sales of $609.5 for the second quarter of 2000 decreased by 1.0 percent from $615.4 in the year-ago quarter as shipments decreased by 1.7 percent offset by a 0.7 percent increase in the average selling price per ton. Steel shipments were 1,454,800 net tons for the second quarter of 2000 compared to 1,479,700 net tons for the second quarter of 1999.

     Cost of goods sold of $545.0 increased 1.6 percent over $536.6 in the year-ago quarter due to increased spending.

     Depreciation expense of $26.7 for the current quarter was slightly lower than $26.8 in the year-ago quarter.

     Operating profit decreased to $27.7 for the current quarter compared to $43.6 in the year-ago quarter as a result of the items noted above.

     Selling, general and administrative expenses of $10.1 increased 20.2 percent from $8.4 in the year-ago quarter due to increased spending during the current quarter including an increase in legal fees.

     General corporate expense, net of income items decreased 100.0 percent from $1.1 in the year-ago quarter due to decreased spending.

     Interest and other expense on debt of $23.9 in the current quarter increased 12.2 percent from $21.3 in the year ago quarter due to interest rate changes and changes in borrowing levels.

Comparison of First Six Months of 2000 to First Six Months of 1999

     Net sales of $1,226.9 for the first six months of 2000 decreased by 0.7 percent from $1,235.3 in the year-ago period as shipments decreased by 1.3 percent offset by a 0.6 percent increase in the average selling price per ton. Steel shipments were 2,917,900 net tons for the first six months of 2000 compared to 2,957,000 net tons for the first six months of 1999

     Cost of goods sold of $1,091.8 decreased 1.0 percent from $1,102.5 in the year-ago period due to decreased volume.

     Depreciation expense of $53.4 for the current period was slightly lower than $53.5 in the year-ago period.

     Operating profit increased to $62.3 for the current period compared to $61.5 in the year-ago period as a result of the items noted above.

     Selling, general and administrative expenses of $19.4 increased 9.0 percent from $17.8 in the year-ago period due to increased spending during the current period including an increase in legal fees.

     General corporate expense, net of income items decreased 100.0 percent from $1.4 in the year-ago period due to decreased spending.

     Interest and other expense on debt of $46.6 in the current period increased
8.1 percent from $43.1 in the year ago period due to interest rate changes and changes in borrowing levels.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     If a potential claim by the U.S. Attorney were successfully proved with respect to such matter and the damages asserted were established, it would be material to the financial position and results of operations of the Company. However, the Company is investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. In cooperation with the U.S. Attorney and federal and state highway officials, the Company has conducted field inspections and analysis of many of the coated culverts at issue. The Company is holding discussions with the U.S. Attorney and co-defendants. At this stage, the Company is unable to determine the outcome and resulting liability, if any, relating to this matter, and whether this matter could materially affect the Company's financial position or results of operations.

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

     (b) REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ISPAT INLAND INC.

                                               By   /s/ MICHAEL G. RIPPEY
                                                 -------------------------------
                                                 Michael G. Rippey
                                                 Vice President -
                                                 Finance and CFO
                                                 Principal Financial Officer

Date: August 4, 2000

                               INDEX TO EXHIBITS

EXHIBIT                                                                    SEQUENTIAL
NUMBER                             DESCRIPTION                              PAGE NO.
-------                            -----------                             ----------
  27       Financial Data Schedule.....................................