Form 10-Q
period 2000-09-30
ISPAT INLAND INC
filed 2000-11-07
CIK 50548

                                                            THIRD QUARTER - 2000


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 7, 2000, all of which were owned by Ispat Inland Holdings, Inc.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended September 30, 2000 and 1999            2

        Condensed Consolidated Statements of Comprehensive Income
        for the Three and Nine Months Ended September 30, 2000
        and 1999                                                           2

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999                      3

        Condensed Consolidated Balance Sheets as of September 30,
        2000 and December 31, 1999                                         4

        Notes to Condensed Consolidated Financial Statements               5 - 9

  ITEM 2.  Management's Narrative Analysis of Results of Operations        10

PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                               11
  ITEM 6.  Exhibits and Reports on Form 8-K                                12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                  ---------------------------------------------
                                                    2000       1999        2000         1999
                                                  --------   --------   ----------   ----------
NET SALES                                         $ 549.4    $ 576.9    $ 1,776.3    $ 1,812.2
                                                  --------   --------   ----------   ----------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                501.4      504.6      1,593.2      1,607.1
  Selling, general and
          administrative expenses                    10.7       11.9         30.1         29.7
  Depreciation                                       26.7       26.8         80.1         80.2
                                                  --------   --------   ----------   ----------
      Total                                         538.8      543.3      1,703.4      1,717.0
                                                  --------   --------   ----------   ----------

OPERATING PROFIT                                     10.6       33.6         72.9         95.2
General corporate expense,
          net of income items                         0.2        0.9          0.2          2.3
Interest and other expense on debt                   25.3       21.2         71.9         64.4
                                                  --------   --------   ----------   ----------
(LOSS) INCOME BEFORE TAXES                          (14.9)      11.5          0.8         28.5
(BENEFIT) PROVISION FOR INCOME TAXES                 (4.7)       3.6         (0.7)         9.4
                                                  --------   --------   ----------   ----------
(LOSS) INCOME BEFORE EXTRAORDINARY
          GAIN                                      (10.2)       7.9          1.5         19.1
Extraordinary gain on early retirement
       of debt, net of tax (Note 3)                                           0.7
                                                  --------   --------   ----------   ----------
NET (LOSS) INCOME                                 $ (10.2)   $   7.9        $ 2.2    $    19.1
                                                  ========   ========   ==========   ==========



               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                        (DOLLARS IN MILLIONS)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                  ---------------------------------------------

Net (loss) income                                 $ (10.2)   $   7.9    $    2.2     $     19.1
Other comprehensive (loss) income, net of tax:
  Unrealized (loss) gain on securities               (0.5)       0.6        (0.9)           1.4
                                                  --------   ---------  ----------   -----------
COMPREHENSIVE INCOME                              $ (10.7)   $   8.5    $    1.3     $      20.5
                                                  ========   =========  ==========   ===========




       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                      2000               1999
                                                                  ------------       ------------
OPERATING ACTIVITIES
  Net income                                                          $   2.2            $   19.1
                                                                  ------------       ------------
  Adjustments to reconcile net income to net
          cash from operating activities:
    Depreciation                                                         80.1                80.2
    Deferred employee benefit cost                                      (47.4)              (40.1)
    Amortization of debt premium                                         (1.3)               (1.1)
    Undistributed earnings from joint ventures                          (10.7)              (16.0)
    Deferred income taxes                                                 0.7                (5.8)
    Change in:
      Receivables, net                                                   22.3                (2.9)
      Inventories                                                       (25.0)              105.1
      Prepaid expenses and other assets                                  (9.7)               (9.7)
      Accounts payable                                                  (16.7)               29.1
      Bank overdrafts                                                   (33.9)                0.6
      Payables to/receivables from related companies                      5.6               (16.9)
      Accrued salaries and wages                                         (4.5)               (1.0)
      Other accrued liabilities                                           9.0                (0.2)
    Other items                                                          (0.5)              (16.2)
                                                                  ------------       ------------
    Net adjustments                                                     (32.0)              105.1
                                                                  ------------       ------------
          Net cash from operating activities                            (29.8)              124.2

INVESTING ACTIVITIES
  Capital expenditures                                                  (52.4)              (25.1)
  Investments in and advances to joint ventures,
      net of distributions                                                5.3                 8.1
                                                                  ------------       ------------
          Net cash from investing activities                            (47.1)              (17.0)

FINANCING ACTIVITIES
  Payments on long-term debt                                            (18.7)              (15.5)
  Dividends paid                                                        (11.8)               (8.7)
  Proceeds from receivable from related company                           2.8                 2.1
  Borrowings under revolving credit facilities, net                     101.0               (70.0)
                                                                  ------------       ------------
          Net cash from financing activities                             73.3               (92.1)
                                                                  ------------       ------------

Net (decrease) increase in cash and cash equivalents                     (3.6)               15.1
Cash and cash equivalents - beginning of period                          13.1                15.7
                                                                  ------------       ------------
Cash and cash equivalents - end of period                             $   9.5            $   30.8
                                                                  ============       ============



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                2000         1999
                                                           -------------  ------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                               $      9.5    $    13.1
    Receivables, net                                             239.1        261.4
    Inventories (Note 2)                                         564.0        539.0
    Prepaid expenses                                               2.0          9.0
    Deferred income taxes                                         18.3         17.9
                                                             ----------   ----------
          Total current assets                                   832.9        840.4
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                  244.3        240.2
  PROPERTY, PLANT AND EQUIPMENT, NET                           1,878.7      1,906.5
  RECEIVABLES FROM RELATED COMPANIES                               8.1          9.6
  OTHER ASSETS                                                    83.4         66.7

                                                             ----------   ----------
          Total Assets                                       $ 3,047.4    $ 3,063.4
                                                             ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                         $   222.6     $  239.3
    Bank overdrafts                                                8.3         42.2
    Borrowings under Revolving Credit Facilities (Note 3)        144.0         43.0
    Payables to related companies                                  9.0          2.1
    Accrued liabilities                                          164.5        160.0
    Long-term debt due within one year
      Related companies (Note 5)                                   7.0          7.0
      Other                                                        1.0          1.0
                                                             ----------   ----------
          Total current liabilities                              556.4        494.6
  LONG-TERM DEBT
    Related companies (Note 5)                                   677.3        682.5
    Other                                                        258.4        273.2
  DEFERRED EMPLOYEE BENEFITS                                   1,045.7      1,093.1
  DEFERRED INCOME TAXES                                           23.6         23.0
  OTHER CREDITS                                                   48.2         48.7
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
                                                             ----------   ----------
          Total liabilities                                    2,609.6      2,615.1
  STOCKHOLDERS' EQUITY
    Preferred stock (Note 4)                                      90.0         90.0
    Common stock (Note 4)                                        320.0        320.0
    Retained earnings                                             28.2         37.8
    Accumulated other comprehensive (loss) income                 (0.4)         0.5
                                                             ----------   ----------
          Total stockholders' equity                             437.8        448.3
                                                             ----------   ----------
          Total Liabilities and Stockholders' Equity         $ 3,047.4    $ 3,063.4
                                                             ==========   ==========




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

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                 SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                 ------------------  -----------------

In process and finished steel           $ 396.8           $ 329.9
Raw materials and supplies:
  Iron ore                                 78.1             101.2
  Scrap and other raw materials            53.0              70.6
  Supplies                                 36.1              37.3
                                        -------           -------
                                          167.2             209.1
                                        -------           -------
          Total                         $ 564.0           $ 539.0
                                        =======           =======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - BORROWING ARRANGEMENTS AND INDEBTEDNESS

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of short-term funds to the Company, has a $125 revolving credit facility with a group of banks. In July 1998, IIASC entered into an agreement with a bank to provide another $25 revolving credit facility with terms essentially identical to those of the existing facility. Both the facilities extend to November 30, 2000. The Company has agreed to sell substantially all of its receivables to IIASC to secure these facilities. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At September 30, 2000 and December 31, 1999, $94 and $43, respectively, was borrowed under the facilities. The Company has commitments of $165, subject to satisfactory final documentation, to extend the current $125 revolving credit facility for a five year period. At the same time the $25 revolving credit facility will be terminated.

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At September 30, 2000 and December 31, 1999, $50 and $0, respectively, was borrowed under this facility.

In May 2000, the Company purchased $12.5 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized an extraordinary after tax gain of $.7 ($1.0 before income taxes).

NOTE 4 - EQUITY

Common Stock

On September 30, 2000 and December 31, 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

On September 30, 2000 and December 31, 1999, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $2.4 and $6.6 by Ispat and its subsidiaries for the three and nine months ended September 30, 2000 and $2.1 and $6.3 for the three and nine months ended September 30, 1999, respectively, for management, financial and legal services provided to the Company.

The Company purchased $23.1 and $102.5 of inventory from subsidiaries of Ispat during the three and nine months ended September 30, 2000 and $31.3 and $60.9 during the three and nine months ended September 30, 1999, respectively. The Company sold $.2 and $2.1 of inventory to subsidiaries of Ispat for the three and nine months ended September 30, 2000 and $.6 and $1.7 for the three and nine months ended September 30, 1999, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 5 - RELATED PARTY TRANSACTIONS (CONT.)

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.7 and $110.5 for such tolling services for the three and nine months ended September 30, 2000 and $35.3 and $108.5 for the three and nine months ended September 30, 1999, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $85.6 and $260.1 for the three and nine months ended September 30, 2000 and $94.7 and $283.7 for the three and nine months ended September 30, 1999, respectively.

The Company's debt due to a related company of $684.3 and $689.5 as of September 30, 2000 and December 31, 1999, respectively, is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of Ispat. This debt arose in connection with the financing of the acquisition of the Company by Ispat. The Company's receivable from related companies of $8.1 and $9.6 at September 30, 2000 and December 31, 1999, respectively, consists of $6.1 and $8.9 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $2.0 and $.7, respectively, is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $9.0 and $2.1 at September 30, 2000 and December 31, 1999, respectively, consists of trade, management fees, and other intercompany expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company guaranteed $7.6 and $116.6 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

In 1998, in connection with Ispat's acquisition of the Company, the Company entered into an agreement with the Pension Benefit Guaranty Company (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160. The Company also committed to fund at least normal costs of the Pension Plan and certain other costs plus an additional $5 per year for five years. Accordingly, the Company made a cash contribution of $32.4 in 2000 and $23.7 in 1999 to the Pension Trust. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

The Company has an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of September 30, 2000 and December 31, 1999, respectively, the estimated minimum tolling charges remaining over the life of this agreement were approximately $220.8 and $242.4.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT.)

As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 2000 and December 31, 1999, the Company's reserves for environmental liabilities totaled $28 and $27, respectively, of which $22 and $21, respectively, is related to the sediment remediation under the 1993 EPA consent decree.

In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal System. The notice states that the Company has been identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification under the agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended (the "Merger Agreement"), for any losses in connection with this matter. At this stage, it is not possible to accurately predict the amount of the Company's potential liability or whether this potential liability could materially affect our financial position.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $29.7 and $24.4 at September 30, 2000 and December 31, 1999, respectively.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in escrow. The escrow will terminate no later than 2004. At September 30, 2000 and December 31, 1999, the escrowed funds amounted to $31.8 and $20.0, respectively, and are included in "Other assets" on the unaudited condensed consolidated balance sheets. The Company anticipates full recovery of the escrowed amount.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT.)

The Office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") has informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit relate to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. The Company has not seen or been served with a copy of the complaint in the qui tam lawsuit, and is not required formally to respond to it until the seal is lifted and the complaint is served on the Company. With respect to the criminal investigation, the Company has agreed to extend the statute of limitations for the filing of any potential criminal charges against the Company through December 30, 2000.

If a potential claim by the U.S. Attorney were successfully proved with respect to such matter and the damages asserted were established, it would be material to the financial position and results of operations of the Company. However, the Company has been investigating the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. In cooperation with the U.S. Attorney and federal and state highway officials, the Company has conducted field inspections and analysis of many of the coated culverts at issue. The Company is holding discussions with the U.S. Attorney and co-defendants. At this stage, the Company is unable to determine the outcome and resulting liability, if any, relating to this matter, and whether this matter could materially affect the Company's financial position or results of operations.

All the allegations by the U.S. Attorney appear to relate to events that occurred prior to the May 27, 1998 execution of the Merger Agreement. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies, under the Merger Agreement and on other grounds, for any losses in connection with this matter.

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on the business, financial condition, results of operations, cash flows or prospects.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS

Comparison of Third Quarter 2000 to Third Quarter 1999

Net sales of $549.4 for the third quarter of 2000 decreased by 4.8 percent from $576.9 in the year-ago quarter as shipments decreased by 4.9 percent offset by a
0.1 percent increase in the average selling price per ton. Steel shipments were 1,347,000 net tons for the third quarter of 2000 compared to 1,415,900 net tons for the third quarter of 1999.

Cost of goods sold of $501.4 decreased 0.6 percent over $504.6 in the year-ago quarter due to decreased shipments offset by price increases on purchased commodities.

Depreciation expense of $26.7 for the current quarter was slightly lower than $26.8 in the year-ago quarter.

Selling, general and administrative expenses of $10.7 decreased 10.1 percent from $11.9 in the year-ago quarter due to decreased spending.

Operating profit decreased to $10.6 for the current quarter compared to $33.6 in the year-ago quarter as a result of the items noted above.

General corporate expense, net of income items of $0.2 decreased 77.8 percent from $0.9 in the year-ago quarter due to decreased spending.

Interest and other expense on debt of $25.3 in the current quarter increased
19.3 percent from $21.2 in the year ago quarter due to interest rate changes and changes in borrowing levels.

Comparison of First Nine Months of 2000 to First Nine Months of 1999

Net sales of $1,776.3 for the first nine months of 2000 decreased by 2.0 percent from $1,812.2 in the year-ago period as shipments decreased by 2.5 percent offset by a 0.5 percent increase in the average selling price per ton. Steel shipments were 4,264,900 net tons for the first nine months of 2000 compared to 4,372,900 net tons for the first nine months of 1999.

Cost of goods sold of $1,593.2 decreased 0.9 percent from $1,607.1 in the year-ago period due to decreased shipments.

Depreciation expense of $80.1 for the current period was slightly lower than $80.2 in the year-ago period.

Selling, general and administrative expenses of $30.1 increased 1.3 percent from $29.7 in the year-ago period due to increased spending.

Operating profit decreased to $72.9 for the current period compared to $95.2 in the year-ago period as a result of the items noted above.

General corporate expense, net of income items or $0.2 decreased 91.3 percent from $2.3 in the year-ago period due to decreased spending.

Interest and other expense on debt of $71.9 in the current period increased 11.6 percent from $64.4 in the year ago period due to interest rate changes and changes in borrowing levels.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

         The Office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") has informed the Company that it is a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit relate to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. The Company has not seen or been served with a copy of the complaint in the qui tam lawsuit, and is not required formally to respond to it until the seal is lifted and the complaint is served on the Company. With respect to the criminal investigation, the Company has agreed to extend the statute of limitations for the filing of any potential criminal charges against the Company through December 30, 2000.

         If a potential claim by the U.S. Attorney were successfully proved with respect to such matter and the damages asserted were established, it would be material to the financial position and results of operations of the Company. However, the Company has investigated the factual basis of such a claim; whether any of the coated culvert is defective and, if so, the extent of such defects and the remedial options; the method by which damages would be calculated if the claims were established; and the relative responsibilities of other corporate defendants to satisfy such a claim. In cooperation with the U.S. Attorney and federal and state highway officials, the Company has conducted field inspections and analysis of many of the coated culverts at issue. The Company is holding discussions with the U.S. Attorney and co-defendants. At this stage, the Company is unable to determine the outcome and resulting liability, if any, relating to this matter, and whether this matter could materially affect the Company's financial position or results of operations.

         All the allegations by the U.S. Attorney appear to relate to events that occurred prior to the May 27, 1998 execution of the agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended (the "Merger Agreement"). Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies, under the Merger Agreement and on other grounds, for any losses in connection with this matter.

         In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal System. The notice states that the Company has been identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification under the Merger Agreement for any losses in connection with this matter. At this stage, it is not possible to accurately predict the amount of the Company's potential liability or whether this potential liability could materially affect our financial position.

         In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on the business, financial condition, results of operations, cash flows or prospects.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

     (b)     REPORTS ON FORM 8-K.

             The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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


                                          ISPAT INLAND INC.




                                          By  /s/  Michael G. Rippey
                                            -----------------------------------
                                              Michael G. Rippey
                                              Vice President -
                                              Finance and CFO
                                              Principal Financial Officer




Date:   November 7, 2000

                                   INDEX TO EXHIBITS


   EXHIBIT                                                                      SEQUENTIAL
   -------                                                                      ----------
   NUMBER                                                                        PAGE NO.
   ------                                                                        --------
                                      DESCRIPTION
                 ----------------------------------------------------


    27    Financial Data Schedule...................................................
