Form 10-K405
period 2000-12-31
ISPAT INLAND INC
filed 2001-03-30
CIK 50548

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

     [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of March 26, 2001 was 100, all of which shares were owned by Ispat Inland Holdings, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

RAW STEEL PRODUCTION AND MILL SHIPMENTS

     The following table shows, for the three years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                                                                RAW STEEL PRODUCTION
                                                              -------------------------
                                                                                % OF
                                                                             U.S. STEEL
                                                              (000 TONS*)     INDUSTRY
                                                              -----------    ----------
2000........................................................     5,780          5.2**
1999........................................................     5,704          5.3
1998........................................................     5,669          5.2

---------------
*  Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 93% and 92% of raw steel production of the Company in 2000 and 1999, respectively. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1996 through 2000 was: 5.6 million tons in 2000; 5.8 million tons in 1999; 5.2 million tons in 1998; 5.3 million tons in 1997; and 5.1 million tons in 1996. In both 2000 and 1999, sheet, strip and certain related semi-finished products accounted for 84% of the total tonnage of steel mill products shipped from the Indiana Harbor Works, and bar and certain related semi-finished products accounted for 16%.

     In each of 2000 and 1999, approximately 92% of the shipments of the Flat Products division and 93% and 94%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 74% of the shipments of the Flat Products division and 85% of the shipments of the Bar division in 2000 and 1999 were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel products accounted for 26.9% of the domestic market in 2000, up from 26.4% in 1999. The issue surrounding unfairly traded imports aggravates market conditions, in particular with respect to foreign government subsidies that are used to offset operating losses by foreign producers.

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

                                                                 PERCENTAGE OF TOTAL
                                                              TONNAGE OF STEEL SHIPMENTS
                                                              --------------------------
                                                              2000       1999       1998
                                                              -----      -----      ----
Steel Service Centers.......................................    34%        35%       34%(1)
Automotive..................................................    31         33        32
Steel Converters/Processors.................................    14         12        13
Appliance...................................................     9         10        10
Industrial, Electrical and Farm Machinery...................     7          6         7
Construction and Contractors' Products......................     1          1         2
Other.......................................................     4          3         2
                                                               ---        ---       ---
                                                               100%       100%      100%
                                                               ===        ===       ===

---------------
(1) The service center percentages above include shipments to prior affiliates of the Company of 6% in 1998. The data for 1998 reflects the change in status of Ryerson Tull, Inc. to a non-affiliate due to the Ispat acquisition of the Company on July 16, 1998.

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In each of 2000 and 1999, approximately 43% of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 81% of the finished steel shipped to customers during 2000 was transported by truck, with 18% transported by rail, and under 1% by barge. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 22% of the total tonnage of products transported by truck in 2000.

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

RAW MATERIALS

     The Company obtains iron ore pellets primarily from two iron ore properties, in which the Company or a subsidiary of the Company have an interest--the Empire Mine in Michigan and the Minorca Mine in Minnesota.

     During the second quarter of 1997, the Company completed the sale of its interest in the Wabush Mines located in Labrador and Quebec, Canada. The Company entered into a contract with the purchaser of such interest, effective January 1, 1997 and expiring December 31, 2006, to sell to the Company, at prices approximating market, any of the Company's iron ore pellet requirements, up to one million gross tons annually, not met by pellet sources in which the Company owns an equity interest. See "Properties Relating to Operations--Raw Materials Properties and Interests" in Item 2 below for further information relating to such iron ore properties.

     The following table shows (1) the iron ore pellets available to the Company as of December 31, 2000, from properties of its subsidiary and through interests in raw materials ventures; (2) 2000 and 1999 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 2000 and 1999.

                                                                     IRON ORE
                                                              TONNAGES IN THOUSANDS
                                                             (GROSS TONS OF PELLETS)
                                            ----------------------------------------------------------
                                                                                            % OF
                                                                      PRODUCTION      REQUIREMENTS(1)
                                              AVAILABLE AS OF       --------------    ----------------
                                            DECEMBER 31, 2000(2)    2000     1999     2000       1999
                                            --------------------    -----    -----    -----      -----
ISPAT INLAND MINING COMPANY
Minorca (100% owned)--Virginia, MN........         48,636           2,871    2,871     41         43
IRON ORE VENTURE
Empire (40% owned)--Palmer, MI............         60,000           3,209    3,334     46         49
                                                  -------           -----    -----     --         --
  Total Iron Ore..........................        108,636           6,080    6,205     87         92
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

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 2000 and 1999, the PCI facility's coal needs were satisfied under short term contracts.

     The Company, Sun Coal and Coke Company ("Sun"), and a unit of NIPSCO Industries ("NIPSCO") have jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO designed, built, financed, and operates the portion of the project which cleans the coke plant's flue gas and converts the heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. The Company has committed to take, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. During both 2000 and in 1999, the Company satisfied 65% of its total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. The remainder of the Company's coke needs are supplied under short term contracts through third party purchases.

     The Company sold all of its limestone and dolomite properties in 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Indiana Harbor Works through 2002.

     Approximately 56% and 53% of the iron ore pellets and all of the limestone received by the Company at its Indiana Harbor Works were transported by two of the Company's three formerly owned ore carriers in 2000 and 1999, respectively (the third carrier remains in reserve status). The Company's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers are managed by the new owner, but their shipping services are retained by the Company under a time-charter. Another previously leased ore carrier was returned to the lessor in March 1999. Agreements have been made for the transportation on the Great Lakes of the remainder of the Company's iron ore pellet requirements.

     Approximately 53% and 58% of the Company's coke requirements were received by conveyor belt from the heat recovery coke battery discussed above in 2000 and 1999, respectively. Of the remainder in 2000, 31% was received in the Company's hopper cars, 26% in leased hopper cars, 11% in supplier-owned hopper cars, 1% in independent carrier-owned hopper cars, 25% in independent carrier-owned barges, and 6% by truck. All of the Company's coal requirements were received in independent carrier-owned hopper cars.

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

                                                              2000    1999    1998
                                                              ----    ----    ----
Sheet and Strip.............................................   82%     83%     82%
Bar.........................................................   18      17      18
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     Sales to Ryerson Tull, Inc. approximated 10% of consolidated net sales during 2000 and 12% in 1999. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 2000, are set forth below. Net capital additions during such period aggregated $416.6 million.

                                                     RETIREMENTS                   NET CAPITAL
                                        ADDITIONS     OR SALES      ADJUSTMENTS     ADDITIONS
                                        ---------    -----------    -----------    -----------
                                                        (DOLLARS IN MILLIONS)
2000..................................   $ 83.0         $ 2.0          $ --          $ 81.0
1999..................................     55.1           1.3            --            53.8(1)
1998..................................     65.4           3.1           2.9            65.2(1)
1997..................................     98.4          40.8           6.1            63.7
1996..................................    155.8           8.5           5.6           152.9

---------------
(1) 1999 and 1998 results do not reflect the revaluation of property, plant and equipment performed as a result of the acquisition of the Company on July 16, 1998.

     In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,600,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility is located near New Carlisle, Indiana. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of the Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of the Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 1,000,000 tons. The Company has guaranteed 50% of I/N Kote's permanent financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from the Company, which supplies the substrate from the I/N Tek facility and the Company's Indiana Harbor Works.

     The amount budgeted for 2001 capital expenditures by the Company and its subsidiaries is approximately $62 million. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes included in the foregoing amount.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries was approximately 7,900 and 8,300 in 2000 and 1999, respectively. At year-end 2000 and 1999, respectively, approximately 6,300 and 6,500 employees (including for both years a total of approximately 400 employees at I/N Tek and I/N Kote) were represented by the United Steelworkers of America, of whom approximately 240 were on furlough or indefinite layoff at year-end 2000. Total employment costs increased from $588 million in 1999 to $598 million in 2000 as the reduction in salaries and wages was more than offset by increases in benefit costs.

     The labor agreement between the Company and the United Steelworkers of America terminated on July 31, 1999 and a new agreement was negotiated to be effective August 1, 1999. This agreement covers wages and benefits through July 31, 2004. Among other things, this agreement provides wage increases of $.50 per hour in 2000 and 2001, and of $1.00 per hour in 2003. The agreement also contains provisions that the United Steelworkers will cooperate with the Company to continuously improve the productivity of its operations. At the expiration of the agreement, both parties have agreed to negotiate a successor agreement without resorting to strikes or lockouts. The successor agreement will be patterned on the agreements established at the time by the other domestic integrated steel producers. Any disputes concerning adoption of the pattern will be resolved through an arbitration process. In consideration of the foregoing, the Company committed to invest in new primary production facilities at the Indiana Harbor Works. One additional holiday was provided and retirement benefits were increased for active employees and certain current retirees. Certain retiree healthcare obligations are secured through certain trust and second mortgage arrangements.

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

     Capital spending for pollution control projects totaled $2 million in 2000, versus $3 million in 1999. Another $41 million (non-capital) was spent in 2000 to operate and maintain pollution control equipment, the same amount spent the year earlier. During the five years ended December 31, 2000, the Company has spent $246 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration will require capital expenditures of approximately $9 million in 2001. In addition, plans are under consideration for major projects in the steel making and coatings area at the Indiana Harbor Works or at the I/N Kote facility that would include significant expenditures for pollution control equipment. It is estimated that capital expenditures of up to $25 million would be required for pollution control equipment over the next two to three years should these projects be implemented. It is anticipated that the Company would make annual capital expenditures of $2 million to $5 million on environmental projects during each of the four years following such implementation. In addition, the Company will have ongoing annual expenditures (non-capital) of $40 million to $50 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the costs of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the EPA lawsuit (the "1993 EPA Consent Decree"), the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, however, are not expected to be material to the financial position or results of operations of the Company.

     The Company is a defendant in various environmental and other administrative or judicial actions initiated by governmental agencies. Some of these actions are described in more detail under "Legal Proceedings" below. While it is not possible to predict the outcome of these matters, we do not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, which is described below, to materially affect the Company's results of operations or financial position. Remediation required under the 1993 EPA Consent Decree will require significant expenditures over the next several years that may be material to the Company's results of operations or the Company's financial position.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 68% of the energy consumed by the Company at the Indiana Harbor Works in 2000 and 66% in 1999.

     Natural gas and fuel oil supplied approximately 25% of the energy requirements of the Indiana Harbor Works in 2000 and 27% in 1999, and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 2000 and 1999, respectively, the Company produced approximately 3% and 9% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 90 megawatt turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. The facility became operational in 1998. In 2000 and 1999, respectively, this facility produced 23% and 17% of the purchased electricity requirements at the Indiana Harbor Works. For additional information regarding this facility, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 4 and 5 of this document.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 75 megawatt steam turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. In 2000 and 1999, respectively, this facility produced 21% and 23% of the purchased electricity requirements of the Indiana Harbor Works.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements concerning possible or assumed future results of operations, financing plans, competitive position, potential growth and future expenditures. Forward looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. Undue reliance should not be placed on any forward-looking statements, which speak only as of their dates. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors.

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

     I/N Tek, a partnership in which a subsidiary of the Company owns a 60% interest, has constructed a 1,600,000 ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

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

     The Company also owns and maintains research and development laboratories in East Chicago, Indiana. Such facilities are adequate to serve its present and anticipated needs.

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

IRON ORE

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                               ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                          (IN THOUSANDS OF
PROPERTY                                             LOCATION          GROSS TONS OF PELLETS)
--------                                        -------------------    ----------------------
Empire Mine...................................  Palmer, Michigan               8,400
Minorca Mine..................................  Virginia, Minnesota            2,700

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

OTHER PROPERTIES

     The Company and one of its subsidiaries lease, under an arrangement, approximately 20% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois. The Company's lease agreement expires December 31, 2001. The Company is currently reviewing its options regarding renewal of this lease. Alternative space is readily available.

     A subsidiary of the Company holds in fee a parcel of 7 acres of land in Oakbrook Terrace, Illinois, which is for sale. The Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, which land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale.

ITEM 3.  LEGAL PROCEEDINGS.

     The Office of the United States Attorney for the Middle District of Louisiana (the "U.S. Attorney") had informed the Company that it was a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit related to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. Since being notified of the lawsuit and investigation, Ispat and the Company have provided their complete cooperation with investigators. On January 17, 2001, to fully resolve this matter, the Company agreed to a settlement of $15.5 million which is half of the total settlement among the United States, the state of Louisiana, the relators, and the defendants.

     All the allegations by the U.S. Attorney relate to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies, under the Merger Agreement and on other grounds, for the settlement amount and for all other losses in connection with this matter.

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

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, environmentally beneficial projects at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. The Company has paid the fine and substantially completed the $7 million project. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $27.3 million as of December 31, 2000. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site. The 1993 EPA Consent Decree establishes a three-step process, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the extent of environmental contamination. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and the extent of the contamination nor the remedial actions can be determined until the first two steps are completed, the Company cannot presently reasonably estimate the costs of, or the time required to satisfy, our obligations under the consent decree, but it is expected that remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

     In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal System. The notice states that the Company has been identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies under the May 27, 1998 Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended, and on other grounds, for any losses in connection with this matter. At this time, it is not possible to accurately predict the amount of the Company's potential liability or whether this potential liability could materially affect our financial position.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Ispat. Common stock dividends of $8.3 million were declared and paid during 2000. In connection with the acquisition, an affiliate of the Company entered into a credit agreement dated July 16, 1998 (the "Credit Agreement") for a $860 million senior secured term credit facility. The terms of the Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement). At December 31, 2000, $6.4 million of dividends or other Restricted Payments could have been paid.

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

     The following table summarizes selected earnings and other data:

                                                                2000        1999
                                                              --------    --------
                                                               (DOLLARS AND TONS
                                                                  IN MILLIONS)
Net sales...................................................  $2,305.3    $2,392.5
Operating profit............................................      35.8       141.9
Net (loss) income...........................................     (32.9)       36.0
Net tons shipped............................................       5.6         5.8

     Net sales in 2000 of $2,305.3 million were 3.6 percent less than net sales of $2,392.5 million in 1999. The decrease in sales was due to a decrease in shipments of 3.4 percent, and a decrease of 0.2 percent in average realizing prices. The reduction in prices resulted mainly from the increase in imports, partially offset by the improved mix of products sold.

     Cost of goods sold (excluding depreciation) of $2,107.5 million increased
0.3 percent for 2000, with the effect of a decrease in volume shipped being offset by an increase in spending for labor costs, energy, and purchased materials during 2000.

     Depreciation expense of $106.0 million decreased $0.3 million or 0.3 percent from $106.3 million in the prior year.

     Selling, general and administrative expense of $40.4 million decreased 5.6 percent from $42.8 million in the year-ago period due to decreased spending.

     Operating profit decreased to $35.8 million compared to $141.9 million a year ago as a result of the items noted above.

     General corporate expense, net of income items of $(2.3) million decreased by $3.0 million from $0.7 million in 1999 due to increased interest and other income as well as decreased corporate expenses.

     Interest expense of $97.2 million in 2000 increased by $11.0 million from $86.2 in 1999 due to an increase in the debt balance and interest rate changes.

     In connection with the financing of the Acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions. The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to July 9, 2003, (the "LC" and together with the Term Loans, the "Facilities"). Under terms of the Credit Agreement, the Company must, among other things, maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company has amended the Credit Agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat as EBITDA in determining compliance with the covenant in future periods. Under terms of the amendment, the interest rates on the Tranche B and Tranche C loans will increase to LIBOR plus 3.75% and the fee for the LC will increase to 3.75%. These rates will be reduced if the Company's leverage falls to specified levels. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend or contribute $60 million to the Company at the execution of the amendment, in addition to the $50 million funded earlier in the first quarter. This $110 million cannot be repaid until the Company's leverage falls to specified levels.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had $1,092.6 million of long-term debt (including debt due within one year) outstanding at December 31, 2000. Of this amount, $834.5 million is floating rate debt. The remaining $258.1 million of fixed rate debt had a fair value of $181.5 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 2000, the fair value of this fixed rate debt would be estimated to be $194.9 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 2000 would reduce pre-tax income by $7.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Successor Company called for by this Item, together with the Independent Auditors' Report dated January 18, 2001 are set forth on pages F-2 to F-24 inclusive, of this Report on

Form 10-K, and are hereby incorporated by reference into this Item. Consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Predecessor Company called for by this Item, together with the Report of Independent Accountants dated January 8, 1999, are set forth on pages F-25 to F-34 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Consolidated quarterly sales and earnings information of the Successor Company for the years ended December 31, 2000 and 1999 is set forth in Note 16 of Notes to Consolidated Financial Statements (see F-23), which is hereby incorporated by reference into this Item. Consolidated quarterly sales and earnings information of the Predecessor Company for the period from January 1, 1998 through July 16, 1998 is set forth in Note 13 of Notes to Consolidated Financial Statements (see F-33), which is hereby incorporated by reference into this Item.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-34 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             Independent Auditors' Report dated January 18, 2001

             Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2000 and 1999, and the period from July 17, 1998 through December 31, 1998--Successor Company

             Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999, and the period from July 17, 1998 through December 31, 1998--Successor Company

             Consolidated Balance Sheets at December 31, 2000 and
        1999--Successor Company

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999--Successor Company

             Notes to Consolidated Financial Statements--Successor Company

             Financial Statement Schedule II (Reserves) for the years ended December 31, 2000 and 1999, and the period from July 17, 1998 through December 31, 1998--Successor Company

             Report of Independent Accountants dated January 8, 1999

             Consolidated Statements of Operations and Reinvested Earnings for the period from January 1, 1998 through July 16, 1998--Predecessor Company

             Consolidated Statements of Cash Flows for the period from January 1, 1998 through July 16, 1998--Predecessor Company

             Statement of Accounting and Financial Policies--Predecessor Company

             Notes to Consolidated Financial Statements--Predecessor Company

             Financial Statement Schedule II (Reserves) for the period from January 1, 1998 through July 16, 1998--Predecessor Company

          2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000. The Company filed a report on Form 8-K on January 24, 2001 regarding the settlement of a federal lawsuit and investigation relating to the sale by the Company of polymer-coated steel in Louisiana. This matter is discussed under "Part I--Item 3--Legal Proceedings."

                                     INDEX

                                       TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                              (SUCCESSOR COMPANY)

                                      AND

                 INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES
                             (PREDECESSOR COMPANY)

                            ITEM                              PAGE
                            ----                              ----
Independent Auditors' Report dated January 18, 2001.........   F-2
Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Income for the years ended
  December 31, 2000 and 1999 and the period from July 17,
  1998 through December 31, 1998--Successor Company.........   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999 and the period from July 17,
  1998 through December 31, 1998--Successor Company.........   F-4
Consolidated Balance Sheets at December 31, 2000 and
  1999--Successor Company...................................   F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000 and 1999--Successor
  Company...................................................   F-6
Notes to Consolidated Financial Statements--Successor
  Company...................................................   F-7
Financial Statement Schedule II (Reserves) for the years
  ended December 31, 2000 and 1999 and the period from July
  17, 1998 through December 31, 1998--Successor Company.....  F-24
Report of Independent Accountants dated January 8, 1999.....  F-25
Consolidated Statements of Operations and Reinvested
  Earnings for the period from January 1, 1998 through July
  16, 1998 Predecessor Company..............................  F-26
Consolidated Statements of Cash Flows for the period from
  January 1, 1998 through July 16, 1998--Predecessor
  Company...................................................  F-27
Statement of Accounting and Financial Policies--Predecessor
  Company...................................................  F-28
Notes to Consolidated Financial Statements--Predecessor
  Company...................................................  F-29
Financial Statement Schedule II (Reserves) for the period
  from January 1, 1998 through July 16, 1998--Predecessor
  Company...................................................  F-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ISPAT INLAND INC.:

     We have audited the accompanying consolidated balance sheets of Ispat Inland Inc. and its subsidiaries (the "Successor Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended and for the period July 17, 1998 through December 31, 1998. Our audits also included the financial statement schedule II as of December 31, 2000 and 1999 and for the years then ended and for the period July 17, 1998 through December 31, 1998 listed at Item 14a. These financial statements and schedule are the responsibility of the Successor Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended and the period July 17, 1998 through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2000 and 1999 and for the years then ended and the period July 17, 1998 through December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
January 18, 2001 (March 30, 2001 as to paragraph 11 in Note 5)

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              PERIOD FROM
                                                  YEAR ENDED           YEAR ENDED        JULY 17, 1998 THROUGH
                                               DECEMBER 31, 2000    DECEMBER 31, 1999      DECEMBER 31, 1998
                                               -----------------    -----------------    ---------------------
                                                                    (DOLLARS IN MILLIONS)
Net sales..................................        $2,305.2             $2,392.5               $1,075.4
Operating costs and expenses:
  Cost of goods sold (excluding
     depreciation).........................         2,107.5              2,101.5                  952.2
  Legal settlement.........................            15.5                   --                     --
  Selling, general and administrative
     expenses..............................            40.4                 42.8                   15.9
  Depreciation.............................           106.0                106.3                   46.8
                                                   --------             --------               --------
     Total.................................         2,269.4              2,250.6                1,014.9
                                                   --------             --------               --------
Operating profit...........................            35.8                141.9                   60.5
Other (income) and expense:
  General corporate expense, net of income
     items.................................            (2.3)                 0.7                    2.6
  Interest and other expense on debt.......            97.2                 86.2                   41.1
                                                   --------             --------               --------
(Loss) Income before income taxes..........           (59.1)                55.0                   16.8
(Benefit) Provision for income taxes.......           (25.5)                19.0                    4.5
                                                   --------             --------               --------
Net (loss) income before extraordinary
  income...................................           (33.6)                36.0                   12.3
Gain on early extinguishment of debt, net
  of tax...................................             0.7                   --                     --
                                                   --------             --------               --------
Net (loss) income..........................        $  (32.9)            $   36.0               $   12.3
                                                   ========             ========               ========

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                              PERIOD FROM
                                                  YEAR ENDED           YEAR ENDED        JULY 17, 1998 THROUGH
                                               DECEMBER 31, 2000    DECEMBER 31, 1999      DECEMBER 31, 1998
                                               -----------------    -----------------    ---------------------
                                                                    (DOLLARS IN MILLIONS)
Net (loss) income..........................         $(32.9)               $36.0                  $12.3
Other comprehensive (loss) income, net of
  tax:
  Unrealized (loss) gain on securities.....           (1.1)                 0.8                   (0.1)
  Minimum pension liability adjustment.....          (31.6)                 0.5                   (0.7)
                                                    ------                -----                  -----
     Total.................................          (32.7)                 1.3                   (0.8)
                                                    ------                -----                  -----
Comprehensive (loss) income................         $(65.6)               $37.3                  $11.5
                                                    ======                =====                  =====

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   PERIOD FROM
                                                         YEAR ENDED          YEAR ENDED       JULY 17, 1998 THROUGH
                                                      DECEMBER 31, 2000   DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -----------------   -----------------   ---------------------
                                                                          (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
  Net (loss) income.................................      $   (32.9)           $  36.0              $    12.3
  Adjustments to reconcile net income to net cash
    from operating activities:
    Gain from early extinguishment of debt..........           (1.6)                --                     --
    Depreciation....................................          106.0              106.3                   46.8
    Deferred employee benefit cost..................          (50.5)             (43.1)                 (19.5)
    Amortization of debt premium....................           (1.6)              (1.5)                  (0.7)
    Undistributed earnings from joint ventures......          (18.7)             (25.5)                  (9.8)
    Gain on sale of property, plant and equipment...           (0.6)              (0.3)                    --
    Deferred income taxes...........................          (11.4)               7.4                   (2.5)
    Change in:
      Receivables...................................           51.4              (20.0)                 (25.1)
      Inventories...................................            6.5               73.1                  (47.6)
      Accounts payable..............................           (1.5)              54.3                   12.2
      Prepaid expenses and other assets.............          (25.8)             (20.0)                 (25.1)
      Payables to/receivables from related
         companies..................................            6.9              (28.3)                  29.6
      Other accrued liabilities.....................            2.6              (20.7)                  (1.8)
    Other items.....................................           (0.3)             (23.4)                   6.8
                                                          ---------            -------              ---------
      Net adjustments...............................           61.4               58.3                  (36.7)
                                                          ---------            -------              ---------
      Net cash from operating activities............           28.5               94.3                  (24.4)
                                                          ---------            -------              ---------
INVESTING ACTIVITIES
  Capital expenditures..............................          (83.0)             (55.1)                 (24.7)
  Investments in and advances to joint ventures,
    net.............................................            7.8               15.0                    2.7
  Proceeds from sale of property, plant and
    equipment.......................................            2.0                1.5                     --
  Payments for acquisition..........................             --                 --               (1,143.1)
                                                          ---------            -------              ---------
      Net cash from investing activities............          (73.2)             (38.6)              (1,165.1)
                                                          ---------            -------              ---------
FINANCING ACTIVITIES
  Proceeds from sale of common stock................             --                 --                  320.0
  Proceeds from sale of preferred stock.............             --                 --                   90.0
  Long-term debt issued.............................             --                 --                  707.7
  Long-term debt retired............................             --                 --                   (8.5)
  Principal payments on long-term debt..............          (19.9)             (17.2)                    --
  Proceeds from note receivable from related
    company.........................................            4.0                2.0                    0.3
  Dividends paid....................................          (15.4)             (10.5)                    --
  Bank overdrafts...................................          (22.1)              24.4                   17.8
  Proceeds from revolver borrowings.................        2,046.0              582.0                     --
  Repayments of revolver borrowings.................       (1,937.0)            (639.0)                  50.0
                                                          ---------            -------              ---------
      Net cash from financing activities............           55.6              (58.3)               1,177.3
                                                          ---------            -------              ---------
Net change in cash and cash equivalents.............           10.9               (2.6)                 (12.2)
Cash and cash equivalents--beginning of
  year/period.......................................           13.1               15.7                   27.9
                                                          ---------            -------              ---------
Cash and cash equivalents--end of year/period.......      $    24.0            $  13.1              $    15.7
                                                          =========            =======              =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year/period for:
    Interest (net of amount capitalized)............      $    85.9            $  97.4              $    29.5
    Income taxes, net...............................      $      --            $  27.6              $      --
    Non-cash activity:
      Deferred taxes related to comprehensive (loss)
         income items...............................      $    18.6            $   0.6              $     0.4

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31, 2000        DECEMBER 31, 1999
                                                                ------------------       ------------------
                                                                (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................         $   24.0                 $   13.1
  Receivables, less provision for allowances, claims and
    doubtful accounts of $17.0 and $18.6....................            210.0                    261.4
  Inventories...............................................            532.5                    539.0
  Prepaid expenses and other................................             14.4                      9.0
  Deferred income taxes.....................................             25.4                     17.9
                                                                     --------                 --------
    Total current assets....................................            806.3                    840.4
Investments in and advances to joint ventures...............            249.1                    240.2
Property, plant and equipment, net..........................          1,882.1                  1,906.5
Receivables from related companies..........................              8.6                      9.6
Pension intangible asset....................................             89.0                       --
Other assets................................................             87.1                     66.7
                                                                     --------                 --------
    Total Assets............................................         $3,122.2                 $3,063.4
                                                                     ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................         $  237.8                 $  239.3
  Bank overdrafts...........................................             20.1                     42.2
  Borrowings under Revolving Credit Facilities..............               --                     43.0
  Payables to related companies.............................             12.0                      2.1
  Accrued expenses and other liabilities:
    Salaries, wages and commissions.........................             53.4                     56.7
    Taxes...................................................             68.8                     68.5
    Interest on debt........................................              4.3                      4.4
    Other...................................................             36.1                     30.4
Long-term debt due within one year
  Related companies.........................................              7.0                      7.0
  Other.....................................................               --                      1.0
                                                                     --------                 --------
      Total current liabilities.............................            439.5                    494.6
Long-term debt:
  Related companies.........................................            675.5                    682.5
  Other.....................................................            410.1                    273.2
Deferred employee benefits..................................          1,180.8                  1,093.1
Deferred income taxes.......................................              0.7                     23.0
Other long-term obligations.................................             48.3                     48.7
                                                                     --------                 --------
    Total liabilities.......................................          2,754.9                  2,615.1
                                                                     --------                 --------
Commitments and contingencies (Note 11)
Stockholders' equity
  Preferred stock, $.01 par value, 100 shares authorized,
    100 shares issued and outstanding, liquidation value
    $90.....................................................             90.0                     90.0
  Common stock, $.01 par value, 1,000 shares authorized, 100
    shares issued and outstanding...........................            320.0                    320.0
  (Accumulated deficit) Retained earnings...................            (10.5)                    37.8
  Accumulated other comprehensive (loss) income.............            (32.2)                     0.5
                                                                     --------                 --------
      Total stockholders' equity............................            367.3                    448.3
                                                                     --------                 --------
      Total liabilities and stockholders' equity............         $3,122.2                 $3,063.4
                                                                     ========                 ========

                 See Notes to Consolidated Financial Statements

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                                 (ACCUMULATED        OTHER
                                                                   DEFICIT)      COMPREHENSIVE        TOTAL
                                          PREFERRED    COMMON      RETAINED         (LOSS)        STOCKHOLDERS'
                                            STOCK      STOCK       EARNINGS         INCOME           EQUITY
                                          ---------    ------    ------------    -------------    -------------
                                                                  (DOLLARS IN MILLIONS)
Initial capitalization at July 17,
  1998................................      $90.0      $320.0       $   --          $   --           $410.0
Net income............................         --         --          12.3              --             12.3
Other comprehensive income............         --         --            --            (0.8)            (0.8)
                                            -----      ------       ------          ------           ------
Balance at December 31, 1998..........      $90.0      $320.0       $ 12.3          $ (0.8)          $421.5
Net income............................         --         --          36.0              --             36.0
Dividend paid.........................         --         --         (10.5)                           (10.5)
Other comprehensive income............         --         --            --             1.3              1.3
                                            -----      ------       ------          ------           ------
Balance at December 31, 1999..........       90.0      320.0          37.8             0.5            448.3
Net loss..............................         --         --         (32.9)             --            (32.9)
Dividend paid.........................         --         --         (15.4)             --            (15.4)
Other comprehensive loss..............         --         --            --           (32.7)           (32.7)
                                            -----      ------       ------          ------           ------
Balance at December 31, 2000..........      $90.0      $320.0       $(10.5)         $(32.2)          $367.3
                                            =====      ======       ======          ======           ======

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The capital structure and accounting basis of the assets and liabilities of the Company as of July 17, 1998 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Acquisition. The Acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Accounting for Business Combinations." The total purchase price has been allocated to assets and liabilities of the Company based on their respective fair values.

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of the Company and all significant subsidiaries. Intercompany transactions have been eliminated in consolidation.

ACCOUNTING FOR EQUITY INVESTMENTS

     The Company's investments in less than majority-owned companies, joint ventures and partnerships, and the Company's majority interest in the I/N Tek (See Note 13) partnership are accounted for under the equity method.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

STOCK OPTION PLAN

     In 1999, Ispat established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, which participates in the Ispat Plan, has chosen to account for stock options issued to employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations (See Note 7). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the underlying Ispat stock at the date of the grant over the exercise price of the employee stock options. For disclosure purposes, proforma net income is provided as if the fair value method had been applied. The Company has adopted the disclosure requirements of SFAS No. 123.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and has concluded that the adoption of SFAS No. 133 had a deminimis impact on the financial position, results of operations, and cash flows of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 3--INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
In-process and finished steel...............................    $  362.7       $  329.9
Raw materials and supplies:
  Iron ore..................................................        77.8          101.2
  Scrap and other raw materials.............................        56.1           70.6
  Supplies..................................................        35.9           37.3
                                                                --------       --------
                                                                   169.8          209.1
                                                                --------       --------
     Total..................................................    $  532.5       $  539.0
                                                                ========       ========

     As a result of the Acquisition, inventories were recorded at their fair value at July 17, 1998. Such fair value for finished goods and work in process represented selling price less estimated costs of completion, selling costs and a reasonable profit allowance for the selling and completion effort. Raw materials were valued at replacement cost. The fair value of inventories was in excess of their inventoriable cost which resulted in a one-time charge to cost of goods sold during the period July 17, 1998 through December 31, 1998 of $20.7.

NOTE 4--PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Land........................................................    $   46.5       $   46.5
Buildings and improvements..................................       191.9          191.2
Machinery and equipment.....................................     1,858.0        1,797.8
Construction in process.....................................        44.1           24.1
                                                                --------       --------
                                                                 2,140.5        2,059.6
Accumulated depreciation....................................       258.4          153.1
                                                                --------       --------
Property, plant and equipment, net..........................    $1,882.1       $1,906.5
                                                                ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 5--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005....................      $  341.3         $344.8
  Series U, Tranche C, due July 16, 2006....................         341.3          344.8
  Series R, 7.9% due January 15, 2007.......................          43.4           56.4
  Pollution Control Series 1977, 5.75% due February 1,
     2007...................................................          22.8           24.8
  Pollution Control Series 1993, 6.8% due June 1, 2013......          43.8           44.1
  Pollution Control Series 1995, 6.85% due December 1,
     2012...................................................          18.6           18.8
                                                                  --------         ------
     Total First Mortgage Bonds.............................         811.2          833.7
Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 11, 7.125% due June 1,
     2007...................................................          21.7           21.9
  Pollution Control Project No. 13, 7.25% due November 1,
     2011...................................................          42.3           42.7
  Exempt Facilities Project No. 14, 6.7% due November 1,
     2012...................................................           5.5            5.5
  Exempt Facilities Project No. 15, 5.75% due October 1,
     2011...................................................          52.2           52.2
  Exempt Facilities Project No. 16, 7% due January 1,
     2014...................................................           7.7            7.7
                                                                  --------         ------
     Total Obligations for Industrial Development Revenue
       Bonds................................................         129.4          130.0
                                                                  --------         ------
  Ispat Inland Administrative Service Company revolving
     credit facility........................................          92.0             --
  Ispat Inland Inventory, LLC revolving credit facility.....          60.0             --
  Less short-term portion...................................           7.0            8.0
                                                                  --------         ------
  Total long-term debt......................................      $1,085.6         $955.7
                                                                  ========         ======

     In connection with the financing of the Acquisition, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the"Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to July 9, 2003, (the "LC" and together with the Term Loans, the "Facilities"). The LC has not been drawn upon. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $.875 per quarter until maturity. The lenders are committed to renewing the LC annually for five years, contingent on the Company and Borrower making certain representations and warranties.

     On July 16, 1998, the Company issued $875 of First Mortgage Bonds as security both for the Facilities and for an interest rate hedge (not as defined under SFAS No. 133) owned by the Borrower as required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700, was issued to an indirect subsidiary of the Borrower which, in turn, pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160, was issued to the Agent for the benefit of the LC lenders. Series W, in a principal amount of $15, was issued to the Agent for the benefit of the counterparty to the Hedge.

     As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company and Ispat.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 5--LONG-TERM DEBT--(CONTINUED)

     Borrowings under the Term Loans bear interest at a rate per annum equal to, at the Borrower's option: (1) the higher of (a) the Agent's prime rate or (b) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 1.25% for Tranche B Loans and 1.75% for Tranche C Loans or (2) the LIBO Rate (as defined in the Credit Agreement) plus 2.25% for Tranche B Loans and 2.75% for Tranche C Loans. The fee for the LC is 2.25% of the LC amount per annum (the "LC Fee"). The spread over over the LIBO Rate and Base Rate and the LC Fee will be reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) falls to specified levels.

     In October 1998, the Borrower entered into the Hedge required under the Credit Agreement. The Hedge consists of a five-year interest rate collar. The Hedge is based on LIBOR with a floor of 4.50% and a ceiling of 6.26% on a notional amount of $450.

     The Company is obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee. The rate of interest paid on the Series U First Mortgage Bonds to a related company was 9.6% for the year ended December 31, 2000.

     With the exception of Series U, V and W, the First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,700 on December 31, 2000 and 1999.

     The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain specifically allowed types of Restricted Payments. At December 31, 2000 and 1999, $6.4 and $11.5, respectively, of dividends or other Restricted Payments, in addition to those specifically allowed, could have been paid.

     The Credit Agreement contains other covenants that, among other things, limit or prohibit the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

     The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company has amended the Credit Agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat as EBITDA in determining compliance with the covenant in future periods. Under terms of the amendment, the interest rates on the Tranche B and Tranche C loans will increase to LIBOR plus 3.75% and the fee for the LC will increase to 3.75%. These rates will be reduced if the Company's leverage falls to specified levels. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend or contribute $60 million to the Company at the execution of the amendment, in addition to the $50 million funded earlier in the first quarter. This $110 million cannot be repaid until the Company's leverage falls to specified levels.

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a committed revolving credit facility with a group of banks. In November 2000, the facility was increased in size to $165 and extended to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 5--LONG-TERM DEBT--(CONTINUED)

November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests.

     In 1999, the Company established a five-year $120 committed revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth.

     At December 31, 2000, the amount outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements. At December 31, 1999, the revolver debt of $43.0 was classified as a short-term obligation since the amount outstanding was attributable to the IIASC facility and this facility had an expiration date of November 30, 2000.

     In May 2000, the Company purchased $12.5 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $1.5 of which $1.0 was classified as extraordinary ($0.7 after tax).

     Maturities of long-term debt obligations are: $7.0 in 2001, $8.0 in 2002, $10.9 in 2003, $73.8 in 2004, $429.6 in 2005 and $563.3 thereafter.

NOTE 6--EQUITY

COMMON STOCK

     On December 31, 2000 and 1999, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

CUMULATIVE PREFERRED STOCK

     On December 31, 2000 and 1999, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 7--STOCK OPTION PLANS

     In 1999, Ispat established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Under the terms of the Ispat Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net (loss)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

income for the years ended December 31, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED              YEAR ENDED
                                                       DECEMBER 31, 2000       DECEMBER 31, 1999
                                                       -----------------       -----------------
Net (Loss) Income--as reported..................            $(32.9)                  $36.0
Net (Loss) Income--pro forma....................            $(34.2)                   35.4

     The fair value of each option grant of Ispat stock is estimated on the date of grant using the Binomial Option Pricing Model with the following weighted-average assumptions used:

                                                                        YEAR OF GRANT
                                                                     -------------------
                                                                     2000          1999
                                                                     -----         -----
Dividend yield..............................................          3.85%         0.86%
Expected annualized volatility..............................         66.00%        63.00%
Discount rate--Bond equivalent yield........................          5.27%         6.07%
Expected life in years......................................             8             8

     The status of the Ispat Plan with respect to the Company is summarized below:

                                                             NUMBER OF       WEIGHTED AVERAGE
                                                              SHARES          EXERCISE PRICE
                                                             ---------       ----------------
Outstanding at January 1, 1999........................              --                --
Granted...............................................         670,500            $11.94
                                                             ---------            ------
Outstanding at December 31, 1999......................         670,500             11.94
Granted...............................................         701,500              8.57
Exercised.............................................              --                --
Forfeitures...........................................        (150,000)            11.94
Outstanding at December 31, 2000......................       1,222,000            $10.01
                                                             =========            ======

NOTE 8--RETIREMENT BENEFITS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     Reconciliation of the pension benefit obligation and plan assets from December 1, 2000 and 1999 through the measurement date of November 30 was as follows:

                                                       DECEMBER 1, 1999    DECEMBER 1, 1998
                                                            THROUGH             THROUGH
                                                       NOVEMBER 30, 2000   NOVEMBER 30, 1999
                                                       -----------------   -----------------
Change in benefit obligation:
  Benefit obligation at beginning of period..........      $2,033.0            $2,087.9
  Service cost.......................................          28.7                24.8
  Interest cost......................................         158.6               143.3
  Plan amendments loss...............................            --               161.3
  Actuarial loss (gain)..............................          44.6              (220.4)
  Benefits paid......................................        (171.0)             (163.9)
                                                           --------            --------
  Benefit obligation at end of period................      $2,093.9            $2,033.0
                                                           ========            ========
Change in plan assets:
  Fair value at beginning of period..................      $2,097.8            $1,963.3
  Actual return......................................         (35.9)              274.7
  Employer contribution..............................          30.7                23.7
  Benefits paid......................................        (171.0)             (163.9)
                                                           --------            --------
  Fair value at end of period........................      $1,921.6            $2,097.8
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

     The (unfunded) funded status of the pension plan is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Benefit obligation..........................................    $2,093.9       $2,033.0
Fair value of assets........................................     1,921.6        2,097.8
                                                                --------       --------
(Unfunded) funded status of plan............................      (172.3)          64.8
Unrecognized net loss (gain)................................        65.0         (210.2)
Unrecognized prior service cost.............................        89.0           96.8
                                                                --------       --------
Net amount recognized.......................................    $  (18.3)      $  (48.6)
                                                                ========       ========

     Amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability...................................      (156.5)         (48.6)
Intangible asset............................................        89.0             --
Accumulated other comprehensive income......................        49.2             --
                                                                --------       --------
Net amount recognized.......................................    $  (18.3)      $  (48.6)
                                                                ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The following weighted average assumptions were used in accounting for the pension plan:

                                                     NOVEMBER 30,   NOVEMBER 30,   AUGUST 1,
                                                         2000           1999         1999
                                                     ------------   ------------   ---------
Discount rate......................................      8.00%          8.00%         7.75%
Expected return on plan assets.....................      9.50%          9.50%         9.50%
Rate of compensation increase......................      4.00%          4.00%         4.00%

     The net periodic benefit cost (credit) was as follows:

                                                                                 JULY 17, 1998
                                          YEAR ENDED          YEAR ENDED            THROUGH
                                       DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                       -----------------   -----------------   -----------------
Service cost.........................       $  28.7             $  24.8             $ 11.7
Interest cost........................         158.6               143.3               64.9
Expected return on plan assets.......        (194.4)             (190.5)             (85.7)
Amortization.........................           7.6                (0.9)                --
                                            -------             -------             ------
Net periodic benefit cost (credit)...       $   0.5             $ (23.3)            $ (9.1)
                                            =======             =======             ======

SAVINGS PLAN

     The Company also sponsors a savings plan through which eligible salaried employees may elect to save a portion of their salary, and the Company matches the first five percent of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $4.5 and $4.9, respectively, for the years ended December 31, 2000 and 1999.

BENEFITS OTHER THAN PENSION AND SAVINGS PLAN

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

     Reconciliation of the postretirement benefit obligation follows:

                                                         DECEMBER 1, 1999     DECEMBER 1, 1998
                                                              THROUGH              THROUGH
                                                         NOVEMBER 30, 2000    NOVEMBER 30, 1999
                                                         -----------------    -----------------
Benefit obligation at beginning of period............         $710.3               $ 953.4
Service cost.........................................            8.3                  11.1
Interest cost........................................           55.6                  59.6
Plan amendments gain.................................             --                 (56.8)
Special termination benefits.........................            0.2                    --
Actuarial loss/(gain)................................           51.1                (209.4)
Benefits paid........................................          (55.8)                (47.6)
                                                              ------               -------
Benefit obligation at end of period..................         $769.7               $ 710.3
                                                              ======               =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The plan amendments gain for the period ended November 30, 1999 result from a plan amendment effective January 1, 1999 requiring increased contributions from salaried retirees for health care coverage, as well as increases in deductibles and copays. In addition, life insurance coverage for salaried retirees has been reduced, effective at the same date. The gain for the 1999 period was also affected by the new labor agreement with the USWA which provided for employee and retiree copayments, vision care, retiree life insurance benefits and retiree contributions.

     The unfunded status of the postretirement benefit obligation is as follows:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
Benefit obligation..........................................     $   769.7       $   710.3
Fair value of assets........................................            --              --
                                                                 ---------       ---------
Unfunded status of plan.....................................        (769.7)         (710.3)
Unrecognized net (gain) loss................................        (115.9)         (175.0)
Unrecognized prior service cost.............................        (126.9)         (146.6)
                                                                 ---------       ---------
Accrued postretirement benefit..............................     $(1,012.5)      $(1,031.9)
                                                                 =========       =========

     The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                                       NOVEMBER 30,    NOVEMBER 30,    AUGUST 1,
                                                           2000            1999          1999
                                                       ------------    ------------    ---------
Discount rate......................................        8.00%           8.00%         7.75%
Rate of compensation increase......................        4.00%           4.00%         4.00%
Health care cost trend rate........................        4.50%           4.50%         4.50%

     The net periodic benefit cost was as follows:

                                                                                     JULY 17, 1998
                                            YEAR ENDED           YEAR ENDED             THROUGH
                                         DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                         -----------------    -----------------    -----------------
Service cost.........................         $  8.3               $ 11.1                $ 6.9
Interest cost........................           55.6                 59.6                 30.8
Amortization.........................          (27.8)               (14.2)                  --
Special termination benefits.........            0.2                   --                   --
Recognized loss/(gain)...............             --                 (3.2)                  --
                                              ------               ------                -----
Net periodic benefit cost............         $ 36.3               $ 53.3                $37.7
                                              ======               ======                =====

     An increase of 1% in the health care cost trend rate would increase the benefit obligation by $99.6 and the annual net periodic cost by $9.6. A 1% decrease would reduce the benefit obligation by $83.6 and the annual net periodic annual net cost by $7.9.

     For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 2001 and the years thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--INCOME TAXES

     The (benefit) provision for income taxes consists of the following:

                                                                                      PERIOD FROM
                                                                                     JULY 17, 1998
                                            YEAR ENDED           YEAR ENDED             THROUGH
                                         DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                         -----------------    -----------------    -----------------
Current federal......................         $(14.3)               $11.6                $ 7.0
Deferred federal.....................          (11.8)                 6.4                 (3.1)
Current state........................            0.2
Deferred state.......................            0.4                  1.0                  0.6
                                              ------                -----                -----
     Total...........................         $(25.5)               $19.0                $ 4.5
                                              ======                =====                =====

     Total income taxes reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                                                                      PERIOD FROM
                                                                                     JULY 17, 1998
                                            YEAR ENDED           YEAR ENDED             THROUGH
                                         DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                         -----------------    -----------------    -----------------
Federal income tax (benefit) expense
  computed at statutory tax rate.....         $(20.6)               $19.3                $ 5.9
Additional tax expense (benefit)
  from:
  State and local income taxes.......            0.4                  0.2                  0.6
  Percentage depletion...............           (4.1)                (3.9)                (1.9)
  All other, net.....................           (1.2)                 3.4                 (0.1)
                                              ------                -----                -----
     Total...........................         $(25.5)               $19.0                $ 4.5
                                              ======                =====                =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--INCOME TAXES--(CONTINUED)

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
Noncurrent deferred tax assets:
  Operating loss carryforwards..............................      $ 101.2         $  40.4
  Alternative minimum tax credit carryforward...............          2.4            15.1
  Retirement benefit obligations............................        385.4           404.0
  Shutdown accruals.........................................         10.3            15.3
  Environmental accruals....................................          9.6             9.9
  Tax effect of comprehensive income items..................         18.3            (0.6)
  Other.....................................................        (45.4)          (29.8)
                                                                  -------         -------
     Total noncurrent deferred tax assets...................        481.8           454.3
Noncurrent deferred tax liabilities:
  Property, plant and equipment.............................       (482.5)         (477.3)
                                                                  -------         -------
     Net noncurrent deferred tax (liability) asset..........      $  (0.7)        $ (23.0)
                                                                  =======         =======
Current deferred tax assets:
  Accrued vacations.........................................      $  11.2         $  11.2
  Property taxes............................................          1.4             6.0
  UNICAP--Inventory.........................................          4.4             0.6
  Deferred state taxes......................................          0.5             0.4
  Amortization expense......................................         (2.1)           (1.4)
  Other.....................................................         10.0             1.1
                                                                  -------         -------
     Total current deferred tax assets......................      $  25.4         $  17.9
                                                                  =======         =======

     Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the tax benefits currently generated will be realized in future periods. Accordingly, no valuation allowance has been established.

NOTE 10--RELATED PARTY TRANSACTIONS

     The Company was charged $3.4, $5.3 and $3.4 by Ispat for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively, for management, financial and legal services provided to the Company. The Company was also charged $3.8 and $2.5 by Ispat North America Holding Inc. for corporate expense allocation for the years ended December 31, 2000 and 1999, respectively. The Company charged Ispat $1.1 for information technology services and $1.2 for research services for the year ended December 31, 2000.

     The Company purchased $103.2, $82.8 and $56.7 of inventory from subsidiaries of Ispat for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively. The Company sold $2.9 and $2.2 of inventory to subsidiaries of Ispat for the years ended December 31, 2000 and 1999, respectively.

     The Company's long-term debt due to a related company of $682.5 and $689.5 as of December 31, 2000 and 1999, respectively, is payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 10--RELATED PARTY TRANSACTIONS--(CONTINUED)

and Ispat. Interest expense related to this debt was $65.9, $56.5 and $29.5 for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 to December 31, 1998, respectively. This debt arose in connection with the financing of the Acquisition (see Note 5). The Company's note receivable from a related company of $4.9 and $8.9 December 31, 2000 and 1999, respectively, is due from Ispat Inland, L.P., a wholly owned subsidiary of Ispat. Interest income on this receivable was $0.6, $0.8 and $0.4 for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively. This receivable also arose in connection with the financing of the Acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

NOTE 11--COMMITMENTS AND CONTINGENCIES

     At December 31, 2000, the Company guarantees $6.7 and $116.6 of long-term debt attributable to PCI Associates and I/N Kote (See Note 14), two of its equity investments, respectively.

     The Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $30.7 in 2000, $23.7 in 1999 and $25.0 in 1998 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, for the next three years, an additional $5 per year. In addition, the Company granted to the PBGC a first priority lien on selected assets. The agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

     In 1998, the Company entered into an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of December 31, 2000 and 1999, the estimated minimum tolling charges remaining over the life of this agreement were approximately $212.1 and $242.4, respectively.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction and have ongoing annual expenditures (non-capital) of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations.

     The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 2000 and 1999, the Company's reserves for environmental liabilities totaled $27, of which $21, is related to the sediment remediation under the 1993 EPA consent decree.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company and its subsidiaries have various operating leases for which the minimum lease payments are $15.6 in 2001, $12.8 in 2002, $11.5 in 2003, $11.3 in 2004, $10.8 in 2005 and $6.1 thereafter. Rental expense for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998 was $31.2, $27.2 and $13.8, respectively.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $13.2 at December 31, 2000, $24.4 at December 31, 1999 and $7.0 at December 31, 1998.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in the escrow. The escrow will terminate no later than 2004. At December 31, 2000 and 1999, the escrowed funds amounted to $36.2 and $20.0, respectively, and is included in "Other assets" on the consolidated balance sheets. The Company anticipates full recovery of the escrowed amount.

     The office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") had informed the Company that it was a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit related to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. Since being notified of the lawsuit and investigation, Ispat and the Company have provided their complete cooperation with investigators. On January 17, 2001, to fully resolve this matter, the Company agreed to a settlement of $15.5 million, which is half of the total settlement among the United States, the state of Louisiana, the relators, and the defendants. The settlement has been approved by the U.S. District Court in Baton Rouge, Louisiana.

     All the allegations by the U.S. Attorney relate to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies, under the Merger Agreement and on other grounds, for the settlement amount and for all other losses in connection with this matter.

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

DERIVATIVES

     The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge against the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 12--DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond one year. The Company had contracts for these commodities that amounted to $74.6 and $18.9 as of December 31, 2000 and 1999, respectively, the fair value of which was $55.2 and $19.3, respectively.

     A portion of the floating rate debt used in connection with the financing of the Acquisition was hedged by the borrower through the use of an interest collar (see Note 5).

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $920 and $919 at December 31, 2000 and 1999, respectively, as compared with the carrying value of $1,093 and $964 in the balance sheet at December 31, 2000 and 1999, respectively

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has rights to the productive capacity of the facility, except in certain limited circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $146.1, $144.3 and $68.8 for such tolling services for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively, and owed $15.4 and $8.4 to I/N Tek at year-end 2000 and 1999, respectively, related to such tolling services.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $233 and $285 outstanding under its long-term financing agreement at December 31, 2000 and 1999, respectively. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs. This price may be subject to an adjustment ("return on sales adjustment" or "ROS adjustment") if the Company's return on sales ("ROS") differs from I/N Kote's ROS, as defined in the Substrate Supply Agreement. The Company recorded sales of cold rolled steel to I/N Kote of $343.1, $370.1 and $157.6 for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively. At December 31, 2000 and 1999, I/N Kote owed the Company $2.2 and $14.3, respectively, related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 2000 and 1999, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $1.5, $3.2 and $4.7 for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively. The Company sells all I/N Kote products that are distributed in North America. The Company receives a 1%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED)

sales commission on I/N Kote sales for which it earned $5.6, $6.0 and $2.6 for the years ended December 31, 2000 and 1999 and the period from July 17, 1998 through December 31, 1998, respectively.

     During 2000, certain conditions (as defined in the Substrate Supply Agreement) were met resulting in a return on sales (ROS) adjustment being realized by the Company. The Company recorded a net adjustment of approximately $5.2 million. The adjustment increases the aggregate substrate price for 2000 which results in the Company's return on sales being equal to the return on sales of I/N Kote. As further outlined in the Substrate Supply Agreement, the component of any ROS Adjustment which results in negative ROS for I/N Kote will be returned to the Company and NSC in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater that I/N Kote's ROS in subsequent years.

     During the development of the I/N Tek and I/N Kote joint ventures, the Company loaned money to the joint ventures. These partner loans are included in "Investments in and advance to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loan was $17.0 and $15.7 at December 31, 2000 and 1999, respectively. The outstanding balance of the I/N Kote partner loan was $36.1 and $36.7 at December 31, 2000 and 1999, respectively.

     Related to the I/N Tek and I/N Kote joint ventures, the Company owns common stock of NSC. At December 31, 2000 and 1999, this stock had a fair value of $4.0 and $5.7, respectively. Fair value was determined based on quoted market price. The investment is included in "Investments in and advances to joint ventures" in the balance sheet. Differences between recorded value and fair value are recorded net of tax to Other Comprehensive Income.

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

                                                                  2000        1999
                                                                --------    --------
Results of operations for the year ended December 31:
  Gross revenue.............................................    $1,020.8    $1,036.8
  Costs and expenses........................................       936.7       934.5
                                                                --------    --------
  Net income................................................    $   84.1    $  102.3
                                                                ========    ========
Financial position at December 31:
  Current assets............................................    $  231.9    $  248.0
  Total assets..............................................     1,198.5     1,274.2
  Current liabilities.......................................       228.9       234.7
  Total liabilities.........................................       806.7       893.2
  Net assets................................................       391.8       381.0

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

     The Company both produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the years ended December 31, 2000 and 1999, approximately 79% of the sales were to customers in five mid-American states, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to Ryerson Tull, Inc. approximated 10% and 12% of consolidated net sales in the years ended December 31, 2000 and 1999, respectively. No other customer, except I/N Kote (see Note 13), accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

     As of December 31, 2000, approximately 77% of the active workforce was represented by the United Steelworkers of America. The existing labor contract between the USWA and the Company expires July 31, 2004.

NOTE 16--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                     2000
                                                  -------------------------------------------
                                                      FIRST       SECOND     THIRD    FOURTH
                                                     QUARTER      QUARTER   QUARTER   QUARTER
                                                     -------      -------   -------   -------
Net sales.......................................     $617.4       $609.5    $549.4    $528.9
Operating profit (loss).........................       34.6         27.7      10.6     (37.1)
Net income (loss)...............................        8.5          3.9     (10.2)    (35.1)

                                                                     1999
                                                  -------------------------------------------
                                                      FIRST       SECOND     THIRD    FOURTH
                                                     QUARTER      QUARTER   QUARTER   QUARTER
                                                     -------      -------   -------   -------
Net sales.......................................     $619.9       $615.4    $576.9    $580.3
Operating profit................................       18.9         43.3      34.0      45.7
Net income (loss)...............................       (2.8)        14.0       7.9      16.9

                                                           1998
                                                  -----------------------
                                                   PERIOD FROM
                                                  JULY 17, 1998
                                                     THROUGH
                                                  SEPTEMBER 30,   FOURTH
                                                      1998        QUARTER
                                                  -------------   -------
Net sales.......................................     $483.0       $592.4
Operating profit................................       13.2         47.3
Net income (loss)...............................       (4.4)        16.7

         ISPAT INLAND INC. AND SUBSIDIARY COMPANIES (SUCCESSOR COMPANY)

                            SCHEDULE II -- RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM JULY 17, 1998
                           THROUGH DECEMBER 31, 1998
                  (Dollars in Millions except per share data)

                                                                   PROVISION FOR ALLOWANCES,
                                                                  CLAIMS AND DOUBTFUL ACCOUNTS
                                                  ------------------------------------------------------------
                                                   BALANCE AT       ADDITIONS       DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF      CHARGED TO         FROM           END OF
                                                     PERIOD           INCOME         RESERVES         PERIOD
                                                  ------------      ----------      ----------      ----------
January 1, 2000 through December 31, 2000.......     $18.6             $0.1            $1.7           $17.0
January 1, 1999 through December 31, 1999.......      17.1              1.9             0.4            18.6
July 17, 1998 through December 31, 1998.........      16.9              0.2              --            17.1

                                                                     RESTRUCTURING RESERVE
                                                  ------------------------------------------------------------
                                                   BALANCE AT       ADDITIONS       DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF      CHARGED TO         FROM           END OF
                                                     PERIOD          RESERVES        RESERVES         PERIOD
                                                  ------------      ----------      ----------      ----------
January 1, 2000 through December 31, 2000.......     $ 6.1             $4.1(A)        $ 6.1(A)         $4.1
January 1, 1999 through December 31, 1999.......       7.7              9.1             9.2(A)          6.1
                                                                                        1.6(B)
                                                                                       (0.1)(C)
July 17, 1998 through December 31, 1998.........      17.3               --             8.6(A)          7.7
                                                                                        0.9(B)
                                                                                        0.1(C)

---------------
NOTES:

(A) Workforce reduction costs.

(B) Acquisition costs.

(C) Other costs.

                                                                       SHUTDOWN RESERVES
                                                  ------------------------------------------------------------
                                                   BALANCE AT       ADDITIONS       DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF      CHARGED TO         FROM           END OF
                                                     PERIOD           INCOME         RESERVES         PERIOD
                                                  ------------      ----------      ----------      ----------
January 1, 2000 through December 31, 2000.......     $27.4             $ --            $1.0           $26.4
January 1, 1999 through December 31, 1999.......      29.0              0.1             1.7            27.4
July 17, 1998 through December 31, 1998.........      29.9               --             0.9            29.0

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of INLAND STEEL COMPANY

     In our opinion, the accompanying consolidated statements of operations, of cash flows and of reinvested earnings present fairly, in all material respects, the results of operations and cash flows of Inland Steel Company its subsidiaries for the period January 1, 1998 through July 16, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 8, 1999

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS

                                                                       PERIOD FROM
                                                                     JANUARY 1, 1998
                                                                         THROUGH
                                                                      JULY 16, 1998
                                                                     ---------------
                                                                       (DOLLARS IN
                                                                        MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales...................................................            $1,310.0
                                                                        --------
Operating costs and expenses
  Cost of goods sold (excluding depreciation)...............             1,127.8
  Selling, general and administrative expenses..............                22.3
  Depreciation..............................................                74.7
  State, local and miscellaneous taxes......................                34.6
                                                                        --------
     Total..................................................             1,259.4
                                                                        --------
Operating profit............................................                50.6
Other expense:
  General corporate expense, net of income items............                 6.9
  Interest and other expense on debt........................                22.0
                                                                        --------
Income before income taxes..................................                21.7
Provision for income taxes..................................                 7.9
                                                                        --------
Net income..................................................            $   13.8
                                                                        ========
CONSOLIDATED STATEMENT OF REINVESTED EARNINGS
Accumulated deficit at beginning of year....................            $ (954.8)
Net income for the year.....................................                13.8
Preferred dividends declared................................               (12.9)
                                                                        --------
Accumulated deficit at end of year..........................            $ (953.9)
                                                                        ========

                 See Notes to Consolidated Financial Statements

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     PERIOD FROM
                                                                   JANUARY 1, 1998
                                                                       THROUGH
                                                                    JULY 16, 1998
                                                                   ---------------
                                                                     (DOLLARS IN
                                                                      MILLIONS)
OPERATING ACTIVITIES
  Net income................................................           $ 13.8
                                                                       ------
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation...........................................             74.7
     Deferred employee benefit cost.........................              6.1
     Deferred income taxes..................................             (3.3)
     Cokemaking project advance.............................               --
     Gain on sale of assets.................................             (2.7)
     Change in:
       Receivables..........................................             13.8
       Inventories..........................................              3.0
       Accounts payable.....................................            (79.9)
       Payables to related companies........................              3.1
       Accrued salaries and wages...........................              1.1
       Other accrued liabilities............................             14.4
     Other items............................................             (0.4)
                                                                       ------
     Net adjustments........................................             29.9
                                                                       ------
          Net cash from operating activities................             43.7
INVESTING ACTIVITIES
  Capital expenditures......................................            (40.8)
  Investments in and advances to joint ventures, net........             25.4
  Proceeds from sale of assets..............................              5.2
                                                                       ------
          Net cash from investing activities................            (10.2)
FINANCING ACTIVITIES
  Long-term debt issued.....................................               --
  Long-term debt retired....................................            (40.9)
  Change in notes payable to related companies..............             (1.8)
  Dividends paid............................................            (12.9)
  Short-term borrowings.....................................             50.0
                                                                       ------
          Net cash from financing activities................             (5.6)
                                                                       ------
Net increase in cash and cash equivalents...................             27.9
Cash and cash equivalents--beginning of period..............               --
                                                                       ------
Cash and cash equivalents--end of period....................           $ 27.9
                                                                       ======
SUPPLEMENTAL DISCLOSURES
  Cash paid (received) during the period for:
     Interest (net of amount capitalized)...................           $ 25.1
     Income taxes, net......................................              7.6

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

NOTE 2--INVENTORIES

     The effect on cost of goods sold of LIFO liquidations was not material.

NOTE 3--LONG-TERM DEBT

     In July 1998, the Company defeased the remaining $26 of Series T First Mortgage Bonds, due December 1, 1998.

     Interest cost incurred by the Company totaled $22.4 for the period from January 1, 1998 through July 16, 1998. Included in these totals is capitalized interest of $.4 for the period from January 1, 1998 through July 16, 1998.

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

DERIVATIVES

     The Company has only limited involvement with derivative financial instruments, none of which are used for trading purposes. Derivatives are used to hedge exposure to fluctuations in costs caused by the price volatility of certain metal commodities and natural gas supplies. Gains and losses associated with these hedging transactions become part of the cost of the item being hedged. At no time during 1998 were such hedging transactions material.

NOTE 6--RETIREMENT BENEFITS

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

NOTE 6--RETIREMENT BENEFITS--(CONTINUED)

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

NOTE 7--INCOME TAXES

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

     The elements of the provisions for income taxes for each of the periods indicated below were as follows:

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               JULY 16, 1998
                                                              ---------------
Current income taxes (benefit):
  Federal...................................................       $6.1
  State and foreign.........................................        1.2
                                                                   ----
                                                                    7.3
Deferred income taxes.......................................        0.6
                                                                   ----
       Total tax expense (benefit)..........................       $7.9
                                                                   ====

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

NOTE 7--INCOME TAXES--(CONTINUED)

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

NOTE 8--I/N TEK AND I/N KOTE JOINT VENTURES

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

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each have guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs; this price may be subject to an adjustment if the Company's return on sales differs from I/N Kote's return on sales. Purchases of Company cold rolled steel by I/N Kote aggregated $194.5 for the period from January 1, 1998 through July 16, 1998. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. I/N Kote also provides tolling services to the Company for which it was charged $2.4 for the period from January 1, 1998 through July 16, 1998. The Company sells all I/N Kote products that are distributed in North America.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 9--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates, 40% interest in the Empire Iron Mining Partnership and 12 1/2% interest in Walbridge Electrogalvanizing Company. I/N Tek and I/N Kote are joint ventures with NSC (see Note 8). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing ventures owned in various percentages primarily by U.S. steel companies. Walbridge is a venture that coats cold-rolled steel in which Inland has the right to 25% of the productive capacity. The Company sold its interest in Walbridge on June 30, 1998 and recognized a gain on the sale of $2.7.

NOTE 10--COMMITMENTS AND CONTINGENCIES

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

NOTE 11--RELATED PARTY TRANSACTIONS

     Industries has established procedures for charging its actual administrative expenses to the operating companies owned by it. These charges are for management, financial and legal services provided to those companies. Charges from Industries for the period from January 1, 1998 through July 16, 1998 totaled $7.1.

     There are also established procedures to charge interest on all intercompany loans within the Industries group of companies. Such loans currently bear interest at the prime rate. For the period from January 1, 1998 through July 16, 1998, the Company's net interest expense to companies within the Industries group totaled $10.3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Millions except per share data)

NOTE 11--RELATED PARTY TRANSACTIONS--(CONTINUED)

     The Company sells to and purchases products from related companies at prevailing market prices. These transactions for the indicated period, except those with I/N Kote (see Note 8), are summarized as follows:

                                                                PERIOD FROM
                                                              JANUARY 1, 1998
                                                                  THROUGH
                                                               JULY 16, 1998
                                                              ---------------
Net product sales...........................................      $103.6
Net product purchases.......................................         9.0

NOTE 12--CONCENTRATION OF CREDIT RISK

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

     No customer, except I/N Kote (see Note 9), accounted for more than 10% of the consolidated net sales of the Company during the period from January 1, 1998 through July 16, 1998.

NOTE 13--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                           1998
                                                            -----------------------------------
                                                                                   PERIOD FROM
                                                                                  JULY 1, 1998
                                                             FIRST     SECOND        THROUGH
                                                            QUARTER    QUARTER    JULY 16, 1998
                                                            -------    -------    -------------
Net sales...............................................    $606.1     $619.9         $84.0
Gross profit............................................      32.8       46.4          (3.1)
Net income (loss).......................................       5.3       12.9          (4.4)

      INLAND STEEL COMPANY AND SUBSIDIARY COMPANIES (PREDECESSOR COMPANY)
                             SCHEDULE II--RESERVES
           FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH JULY 16, 1998
                  (Dollars in Millions except per share data)

                                                                     PROVISION FOR ALLOWANCES,
                                                                    CLAIMS AND DOUBTFUL ACCOUNTS
                                                       ------------------------------------------------------
                                                        BALANCE AT     ADDITIONS     DEDUCTIONS    BALANCE AT
                                                       BEGINNING OF    CHARGED TO       FROM         END OF
                                                          PERIOD         INCOME       RESERVES       PERIOD
                                                       ------------    ----------    ----------    ----------
January 1, 1998 through July 16, 1998..............       $16.1           $0.8           $--         $16.9

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISPAT INLAND INC.

                                          By: /s/ PETER D. SOUTHWICK
                                            ------------------------------------
                                            Peter D. Southwick
                                            President and Chief Operating
                                              Officer
                                            (Principal Executive Officer)
                                            March 30, 2001

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

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----

/s/ PETER D. SOUTHWICK                              President and Chief Operating       March 30, 2001
------------------------------------------------                Officer
Peter D. Southwick                                  (Principal Executive Officer)
                                                             and Director

/s/ MICHAEL G. RIPPEY                               Vice President -- Finance and       March 30, 2001
------------------------------------------------       Chief Financial Officer
Michael G. Rippey                                   (Principal Financial Officer)
                                                    (Principal Accounting Officer)

Lakshmi N. Mittal                          /                   Director

Robert B. McKersie                         /                   Director

Malay Mukherjee                            /                   Director

Richard Leblanc                            /                   Director

                                          By: /s/ MARC R. JESKE
                                            ------------------------------------
                                            Marc R. Jeske
                                            Attorney-in-fact
                                            March 30, 2001

                               INDEX TO EXHIBITS


 2.(i)   Agreement and Plan of Merger, dated May 27, 1998, among
         Ispat International N.V., Inland Merger Sub, Inc., Inland
         Steel Industries, Inc. and Inland Steel Company. (Field as
         Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 9, 1998, and incorporated by reference herein.)
 2.(ii)  Amendment to Agreement and Plan of Merger, dated July 16,
         1998, between Ispat International N.V., Inland Steel
         Industries, Inc., Inland Merger Sub, Inc. and Inland Steel
         Company. (Filed as Exhibit 2.2 to Inland Steel Industries,
         Inc. Current Report on Form 8-K filed on July 20, 1998, and incorporated by reference herein.)
  .A     Copy of Restated Certificate of Incorporation of the
         Company. (Filed as Exhibit 3.(i) to the Company's Quarterly
         Report for the quarter ended September 30, 1998, and incorporated by reference herein.)
 3.B Copy of By-Laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Quarterly Report for the quarter ended June 30, 1998, and incorporated by reference herein.)
 3.C     Corrected Certificate of the Designations, Powers,
         Preferences and Relative, Participating or Other Rights, and the Qualifications, Limitations or Restrictions thereof, of Series A 8% Preferred Stock of Ispat Inland Inc., filed
         January 3, 2000. (Filed as Exhibit 3.C to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1999, and incorporated by reference herein.)
 4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c), B-1(d) and B-1(e), filed with Steel
         Company's Registration Statement on Form A-2 (No. 2-1855);
         (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's
         Registration Statement on Form E-1 (No. 2-2182); (iii)
         Exhibit B-1(h), filed with Steel Company's Current Report on
         Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated
         February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with
         Steel Company's Current Report on Form 8-K for the month of
         April, 1940; (vi) Exhibit B-2, filed with Steel Company's
         Registration Statement on Form A-2 (No. 2-4357); (vii)
         Exhibit B-1(l), filed with Steel Company's Current Report on
         Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of
         July and August, 1948; (x) Exhibits B and C, filed with
         Steel Company's Current Report on Form 8-K for the month of
         March, 1952; (xi) Exhibit A, filed with Steel Company's
         Current Report on Form 8-K for the month of July, 1956;
         (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
         December, 1967; (xv) the Exhibit filed with Steel Company's
         Current Report on Form 8-K for the month of April, 1969;
         (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's
         Current Report on Form 8-K for the month of April, 1974;
         (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit
         B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
         Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1978; (xxii) Exhibit B, filed with Steel Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1980;
         (xxiii) Exhibit 4-D, filed with Steel Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual
         Report on Form 10-K for the fiscal year

         ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the
         Steel Company's Registration Statement on Form S-2 (No.
         33-43393); (xxvii) Exhibit 4 filed with Steel Company's
         Current Report on Form 8-K dated June 23, 1993; (xxviii)
         Exhibit 4.C filed with Steel Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1995; (xxix)
         Exhibit 4.C filed with Steel Company's Quarterly Report on
         Form 10-Q for the quarter Ended September 30, 1995, and
         (xxx) Exhibit 4.C filed with Steel Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996.
 4.B     Copy of consolidated reprint of First Mortgage Indenture,
         dated April 1, 1928, between the Company and First Trust and
         Savings Bank and Melvin A. Traylor, as Trustees, as Amended
         and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No.
         2-9443, and incorporated by reference herein.)
 4.C     Copy of Thirty-Sixth Supplemental Indenture dated as of July
         16, 1998 from Inland Steel Company to First National Bank
         and John G. Finely as Trustees to the First Mortgage
         Indenture dated April 1, 1928, between Inland Steel Company and First Trust and Savings Bank and Melvin A. Taylor, as
         Trustees (filed as Exhibit 4.C to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31,
         1998, and incorporated by reference herein.
10.A     Credit Agreement dated as of July 16, 1998, among Ispat
         Inland L.P., Inland Steel Company, Burnham Trucking Company,
         Inc., Incoal Company and Credit Suisse First Boston. (Filed
         as Exhibit 10 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 1998, and
         incorporated by reference herein.)
10.B     Amendment No.1 to the Credit Agreement dated as of September
         30, 1999, to the Credit Agreement dated as of July 16, 1998, among Ispat Inland L.P., Inland Steel Company, Burnham
         Trucking Company, Inc., Incoal Company and Credit Suisse
         First Boston. (Filed as Exhibit 10.A to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1999,
         and incorporated by reference herein.)
16       Letter dated August 25, 1998 from PricewaterhouseCoopers LLP regarding change in certifying accountant. (Filed as Exhibit
         16.1 to the Company's Current Report on Form 8-K filed on
         August 28, 1998, and incorporated by reference herein.)
24       Powers of Attorney.