Form 10-Q
period 2001-03-31
ISPAT INLAND INC
filed 2001-05-14
CIK 50548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                           FIRST QUARTER -- 2001

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

                           -------------------------

     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of May 10, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I. FINANCIAL INFORMATION
  ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2001 and 2000..................    2
           Condensed Consolidated Statements of Comprehensive Income
           for the Three Months Ended March 31, 2001 and 2000..........    2
           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000..................    3
           Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000.......................................    4
           Notes to Condensed Consolidated Financial Statements........    5 - 9
  ITEM 2.  Management's Narrative Analysis of Results of Operations....    10
PART II. OTHER INFORMATION
  ITEM 1.  Legal Proceedings...........................................    11
  ITEM 5.  Other.......................................................    11
  ITEM 6.  Exhibits and Reports on Form 8-K............................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                ---------------------
                                                                 2001           2000
                                                                 ----           ----
NET SALES...................................................    $510.0         $617.4
                                                                ------         ------
OPERATING COSTS AND EXPENSES
  Cost of goods sold........................................     546.3          546.8
  Selling, general and administrative expenses..............       8.5            9.3
  Depreciation..............................................      26.1           26.7
                                                                ------         ------
     Total..................................................     580.9          582.8
                                                                ------         ------
OPERATING (LOSS) PROFIT.....................................     (70.9)          34.6
General corporate expense, net of income items..............       0.5             --
Interest and other expense on debt..........................      23.7           22.7
                                                                ------         ------
(LOSS) INCOME BEFORE INCOME TAXES...........................     (95.1)          11.9
(BENEFIT) PROVISION FOR INCOME TAXES........................     (35.1)           3.4
                                                                ------         ------
NET (LOSS) INCOME...........................................    $(60.0)        $  8.5
                                                                ======         ======

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                -------------------
                                                                 2001          2000
                                                                 ----          ----
Net (loss) income...........................................    $(60.0)        $8.5
Other comprehensive income, net of tax:
  Reclassification adjustment for losses included in net
     loss...................................................       0.3
  Unrealized gain on securities.............................        --          0.1
                                                                ------         ----
COMPREHENSIVE (LOSS) INCOME.................................    $(59.7)        $8.6
                                                                ======         ====

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                ---------------------
                                                                 2001           2000
                                                                 ----           ----
OPERATING ACTIVITIES
  Net (loss) income.........................................    $(60.0)        $  8.5
                                                                ------         ------
  Adjustments to reconcile net (loss) income to net cash
     from
     operating activities:
     Loss on sale of available for sale securities..........       0.5             --
     Depreciation...........................................      26.1           26.7
     Deferred employee benefit cost.........................     (47.3)         (89.3)
     Amortization of debt premium...........................      (0.3)          (0.3)
     Undistributed earnings from joint ventures.............       1.7            1.4
     Deferred income taxes..................................     (34.3)           3.3
     Change in:
       Receivables..........................................     (24.1)          (5.0)
       Inventories..........................................      81.8           20.6
       Prepaid expenses and other assets....................      (4.3)          (6.0)
       Accounts payable.....................................     (27.9)         (43.3)
       Payables to/receivables from related companies.......      (1.9)           9.4
       Other accrued liabilities............................      (2.2)          58.4
     Other items............................................      (0.4)           0.2
                                                                ------         ------
     Net adjustments........................................     (32.6)         (23.9)
                                                                ------         ------
       Net cash from operating activities...................     (92.6)         (15.4)
INVESTING ACTIVITIES
  Capital expenditures......................................     (10.0)          (5.4)
  Proceeds from sale of available for sale securities.......       4.0             --
  Investments in and advances to joint ventures, net of
     distributions..........................................       1.5            0.1
                                                                ------         ------
       Net cash from investing activities...................      (4.5)          (5.3)
FINANCING ACTIVITIES
  Payments on long-term debt................................      (1.7)          (2.7)
  Dividends paid............................................      (1.8)         (10.0)
  Proceeds from note receivable from related company........       1.4            0.8
  Proceeds from note payable from related company...........      53.2             --
  Bank overdrafts...........................................       4.5          (22.1)
  Proceeds from revolver borrowings, net....................      38.0           67.0
                                                                ------         ------
       Net cash from financing activities...................      93.6           33.0
                                                                ------         ------
Net (decrease) increase in cash and cash equivalents........      (3.5)          12.3
Cash and cash equivalents -- beginning of period............      24.0           13.1
                                                                ------         ------
Cash and cash equivalents -- end of period..................    $ 20.5         $ 25.4
                                                                ======         ======
Non-cash activity:
  Receipt of available for sale securities..................    $ 56.8         $   --

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                MARCH 31, 2001    DECEMBER 31, 2000
                                                                --------------    -----------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents..............................       $   20.5           $   24.0
     Marketable securities available for sale...............           56.8                 --
     Receivables, net.......................................          234.1              210.0
     Inventories............................................          450.7              532.5
     Prepaid expenses and other.............................           13.6               14.4
     Deferred income taxes..................................           19.0               25.4
                                                                   --------           --------
          Total current assets..............................          794.7              806.3
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES.............          241.8              249.1
  PROPERTY, PLANT AND EQUIPMENT, NET........................        1,865.6            1,882.1
  RECEIVABLES FROM RELATED COMPANIES........................            8.7                8.6
  DEFERRED INCOME TAXES.....................................           40.0                 --
  PENSION INTANGIBLE ASSET..................................           89.0               89.0
  OTHER ASSETS..............................................           92.2               87.1
                                                                   --------           --------
          Total Assets......................................       $3,132.0           $3,122.2
                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable.......................................       $  209.9           $  237.8
     Bank overdrafts........................................           24.6               20.1
     Payables to related companies..........................           11.6               12.0
     Pension contribution...................................           52.4               47.9
     Accrued expenses and other liabilities.................          160.4              162.6
     Long-term debt due within one year
       Related companies....................................            7.0                7.0
       Other................................................            1.0                 --
                                                                   --------           --------
          Total current liabilities.........................          466.9              487.4
  LONG-TERM DEBT
     Related companies (Note 5).............................          783.8              675.5
     Other..................................................          446.7              410.1
  DEFERRED EMPLOYEE BENEFITS................................        1,081.1            1,132.9
  DEFERRED INCOME TAXES.....................................             --                0.7
  OTHER LONG-TERM OBLIGATIONS...............................           47.7               48.3
                                                                   --------           --------
          Total liabilities.................................        2,826.2            2,754.9
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
  STOCKHOLDERS' EQUITY
     Preferred stock........................................           90.0               90.0
     Common stock...........................................          320.0              320.0
     Accumulated deficit....................................          (72.3)             (10.5)
     Accumulated other comprehensive loss...................          (31.9)             (32.2)
                                                                   --------           --------
          Total stockholders' equity........................          305.8              367.3
                                                                   --------           --------
          Total Liabilities and Stockholders' Equity........       $3,132.0           $3,122.2
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

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

     Certain amounts on the 2000 Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and has concluded that the adoption of SFAS No. 133 had a deminimis impact on the financial position, results of operations, and cash flows of the Company.

NOTE 2 -- INVENTORIES

     Inventories consist of the following:

                                                                MARCH 31, 2001    DECEMBER 31, 2000
                                                                --------------    -----------------
In process and finished steel...............................        $291.5             $362.7
Raw materials and supplies:
  Iron ore..................................................          73.8               77.8
  Scrap and other raw materials.............................          52.0               56.1
  Supplies..................................................          33.4               35.9
                                                                    ------             ------
                                                                     159.2              169.8
                                                                    ------             ------
       Total................................................        $450.7             $532.5
                                                                    ======             ======

NOTE 3 -- LONG-TERM DEBT

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

     The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 -- LONG-TERM DEBT -- (CONT.)

specifically allowed types of Restricted Payments. The Credit Agreement also contains other covenants that, among other things, limit or prohibit the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

     The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company has amended the Credit Agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat International N.V. ("Ispat") as EBITDA in determining compliance with the covenant in future periods. Under terms of the amendment, the interest rates on the Tranche B and Tranche C loans increased to LIBOR plus 3.75% and the fee for the LC will increase to 3.75%. These rates will be reduced if the Company's leverage falls to specified levels. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend or contribute $60 to the Company at the execution of the amendment, in addition to the $50 funded earlier in the first quarter. This $110 cannot be repaid until the Company's leverage falls to specified levels.

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a committed revolving credit facility with a group of banks. In November 2000, the facility was increased in size to $165 and extended to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At March 31, 2001 and December 31, 2000, $140 and $92, respectively, was borrowed under the facility.

     In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At March 31, 2001 and December 31, 2000, $50 and $60, respectively, was borrowed under this facility.

     At March 31, 2001 and December 31, 2000, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements.

NOTE 4 -- EQUITY

Common Stock

     On March 31, 2001 and December 31, 2000, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

     On March 31, 2001 and December 31, 2000, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 5 -- RELATED PARTY TRANSACTIONS

     The Company was charged $0.9 and $1.1 by Ispat for the three months ended March 31, 2001 and 2000, respectively, for management, financial and legal services provided to the Company. The Company was also charged $.6 by Ispat North America Holding Inc. for corporate expense allocations for the three months ended March 31, 2001 and 2000.

     The Company purchased $0.9 and $30.0 of inventory from subsidiaries of Ispat during the three months ended March 31, 2001 and 2000, respectively. The Company sold $.6 and $.8 of inventory to subsidiaries of Ispat for the three months ended March 31, 2001 and 2000, respectively.

     I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.0 and $36.9 for such tolling services for the three months ended March 31, 2001 and 2000, respectively.

     I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $65.4 and $93.0 for the three months ended March 31, 2001 and 2000, respectively.

     The Company's debt due to related companies of $790.8 and $682.5 as of March 31, 2001 and December 31, 2000, respectively, consists of $680.8 and $682.5, respectively, of debt that arose in connection with the financing of the acquisition of the Company by Ispat. The remaining $110.0 as of March 31, 2001 is a loan from a subsidiary of Ispat. The Company's receivable from related companies of $8.7 and $8.6 at March 31, 2001 and December 31, 2000, respectively, consists of $3.5 and $4.9 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $5.2 and $3.7, respectively, is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $11.6 and $12.0 at March 31, 2001 and December 31, 2000, respectively, consists of trade and other intercompany expenses.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     At March 31, 2001, the Company guaranteed $5.7 and $102.8 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

     The Company entered into an agreement with the Pension Benefit Guaranty Company (the "PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $47.9 in 2001 and $30.7 in 2000 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, for the next two years, an additional $5 per year. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

     In 1998, the Company entered into an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 -- COMMITMENTS AND CONTINGENCIES -- (CONT.)

electrical power and steam. As of March 31, 2001 and December 31, 2000, respectively, the estimated minimum tolling charges remaining over the life of this agreement were approximately $204.7 and $212.1.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At March 31, 2001 and December 31, 2000, the Company's reserves for environmental liabilities totaled $27, $21 of which is related to the sediment remediation under the 1993 EPA consent decree.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $9.1 and $13.2 at March 31, 2001 and December 31, 2000, respectively.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in escrow. At March 31, 2001 and December 31, 2000, the escrowed funds amounted to $39.1 and $36.2, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company received full recovery of the escrowed amount in April of 2001. No further contributions to the escrow are required.

     The office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") had informed the Company that it was a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit related to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. Since being notified of the lawsuit and investigation, Ispat and the Company have provided their complete cooperation with investigators. In January 2001, to fully resolve this matter, the Company agreed to a settlement and paid $15.5, which is half of the total settlement among the United States, the state of Louisiana, the relators, and the defendants. The settlement was approved by the U.S. District Court in Baton Rouge, Louisiana.

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

NOTE 6 -- COMMITMENTS AND CONTINGENCIES -- (CONT.)

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

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS

Comparison of First Quarter 2001 to First Quarter 2000

     Net sales of $510.0 for the first quarter of 2001 decreased by 17.4 percent over $617.4 in the year-ago quarter as volume decreased by 7.2 percent and average selling price per ton decreased 10.9 percent. Steel shipments were 1,357,101 net tons for the first quarter of 2001 compared to 1,463,114 net tons for the first quarter of 2000.

     Cost of goods sold of $546.3 was virtually unchanged from the year-ago quarter despite lower production levels of 7.2 percent. Offsetting the volume impact, were increased costs of approximately $28.0 related to the installation and start-up of the new No. 4 Walking Beam Furnace at the 80" HSM and higher energy cost.

     Selling, general and administrative expenses of $8.5 decreased 8.6 percent from $9.3 in the year-ago quarter due to decreased spending during the current quarter.

     Depreciation expense of $26.1 for the current quarter was slightly lower as compared to $26.7 in the year-ago quarter.

     An operating loss of $70.9 was reported for the current quarter compared to an operating profit of $34.6 in the year-ago quarter as a result of the items noted above.

     General corporate expense, net of income items increased to $0.5 from $0.0 in the year-ago quarter due mainly to a loss on the sale of the Company's investment in Nippon Steel Corporation stock.

     Interest expense of $23.7 in the current quarter increased 4.4 percent from $22.7 in the year ago quarter due to an increase in the debt balance and interest rate changes.

     An affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions. The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the"Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to July 9, 2003, (the "LC" and together with the Term Loans, the "Facilities"). Under terms of the Credit Agreement, the Company must, among other things, maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company has amended the Credit Agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat as EBITDA in determining compliance with the covenant in future periods. Under terms of the amendment, the interest rates on the Tranche B and Tranche C loans will increase to LIBOR plus 3.75% and the fee for the LC will increase to 3.75%. These rates will be reduced if the Company's leverage falls to specified levels. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend or contribute $60 to the Company at the execution of the amendment, in addition to the $50 funded earlier in the first quarter. This $110 cannot be repaid until the Company's leverage falls to specified levels.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 5. OTHER

     None

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

                                               ISPAT INLAND INC.

                                               By   /s/ MICHAEL G. RIPPEY
                                                 -------------------------------
                                                 Michael G. Rippey
                                                 Vice President -
                                                 Finance and CFO
                                                 Principal Financial Officer

Date: May 12, 2001

                               INDEX TO EXHIBITS

    EXHIBIT                                                                   SEQUENTIAL
    NUMBER                            DESCRIPTION                              PAGE NO.
    -------                           -----------                             ----------
              No exhibits are attached.