Form 10-Q
period 2001-06-30
ISPAT INLAND INC
filed 2001-08-06
CIK 50548

                                                           SECOND QUARTER - 2001





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

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

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations for the Three and
        Six Months Ended June 30, 2001 and 2000                                2

        Condensed Consolidated Statements of Comprehensive Income for the
        Three and Six Months Ended June 30, 2001 and 2000                      2

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and 2000                                           3

        Condensed Consolidated Balance Sheets as of June 30, 2001 and
        December 31, 2000                                                      4

        Notes to Condensed Consolidated Financial Statements                5-10

  ITEM 2.  Management's Narrative Analysis of Results of Operations           11

PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                  12
  ITEM 6.  Exhibits and Reports on Form 8-K                                   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30                     JUNE 30
                                          ------------------------   -------------------------
                                              2001          2000        2001          2000
                                          -----------   ----------   -----------   -----------
Net sales                                    $ 501.9      $ 609.5     $ 1,011.9     $ 1,226.9
                                          -----------   ----------   -----------   -----------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                           483.5        545.0       1,029.8       1,091.8
  Legal settlement                              (7.5)           -          (7.5)            -
  Selling, general and
          administrative expenses                8.5         10.1          17.0          19.4
  Depreciation                                  26.0         26.7          52.1          53.4
                                          -----------   ----------   -----------   -----------
      Total                                    510.5        581.8       1,091.4       1,164.6
                                          -----------   ----------   -----------   -----------

OPERATING (LOSS) PROFIT                         (8.6)        27.7         (79.5)         62.3
General corporate expense,
          net of income items                    0.4            -           0.5             -
Interest and other expense on debt              25.6         23.9          49.6          46.6
                                          -----------   ----------   -----------   -----------
(LOSS) INCOME BEFORE INCOME TAXES              (34.6)         3.8        (129.6)         15.7
(BENEFIT) PROVISION FOR INCOME TAXES           (13.8)         0.6         (48.8)          4.0
                                          -----------   ----------   -----------   -----------
(LOSS) INCOME BEFORE EXTRAORDINARY
          GAIN                                 (20.8)         3.2         (80.8)         11.7
Extraordinary gain on early retirement
       of debt, net of tax (Note 3)              3.1          0.7           3.1           0.7
                                          -----------   ----------   -----------   -----------
NET (LOSS) INCOME                            $ (17.7)       $ 3.9       $ (77.7)       $ 12.4
                                          ===========   ==========   ===========   ===========

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30                  JUNE 30
                                                     2001      2000        2001       2000
                                                  --------    ------      -------    -----
Net (loss) income                                 $ (17.7)    $  3.9      $ (77.7)   $ 12.4
Other comprehensive (loss) income, net of tax:
  Reclassification adjustment for losses
       included in net loss                             -          -          0.3         -
  Unrealized (loss) on securities                       -       (0.4)           -      (0.4)
                                                  --------   -------      -------    ------
COMPREHENSIVE (LOSS) INCOME                       $ (17.7)    $  3.5      $ (77.4)   $ 12.0
                                                  ========   =======      =======    ======

     See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30
                                                                2001        2000
                                                             ---------    ---------
OPERATING ACTIVITIES
  Net (loss) income                                           $ (77.7)      $ 12.4
                                                             ---------    ---------
  Adjustments to reconcile net (loss) income to net
       cash from operating activities:
    Gain on early extinguishment of debt                         (4.8)           -
    Loss on sale of available for sale securities                 0.5            -
    Depreciation                                                 52.1         53.4
    Deferred employee benefit cost                              (47.9)       (42.7)
    Amortization of debt premium                                 (0.7)        (0.9)
    Undistributed earnings from joint ventures                  (13.2)        (1.6)
    Loss on sale of property, plant & equipment                   0.4            -
    Deferred income taxes                                       (46.5)         5.2
    Change in:
      Receivables                                               (12.6)         5.7
      Inventories                                               100.0         (1.1)
      Prepaid expenses and other assets                          35.1         (8.2)
      Accounts payable                                          (38.2)       (14.2)
      Payables to/receivables from related companies              1.1          9.4
      Other accrued liabilities                                 (15.1)       (14.9)
    Other items                                                  (0.6)        (0.2)
                                                             ---------    ---------
    Net adjustments                                               9.6        (10.1)
                                                             ---------    ---------
          Net cash from operating activities                    (68.1)         2.3

INVESTING ACTIVITIES
  Capital expenditures                                          (16.5)       (23.8)
  Proceeds from sale of available for sale securities             4.0            -
  Proceeds from sale of property, plant & equipment               0.5            -
  Investments in and advances to joint ventures, net
     of distributions                                             2.6          2.0
                                                             ---------    ---------
          Net cash from investing activities                     (9.4)       (21.8)

FINANCING ACTIVITIES
  Payments on long-term debt                                    (10.6)       (17.1)
  Dividends paid                                                 (3.6)       (11.8)
  Proceeds from note receivable from related company              1.7          1.6
  Proceeds from note payable to related company                 111.8            -
  Bank overdrafts                                               (15.2)       (34.5)
  Net proceeds (payments) under revolver borrowings             (22.0)        83.0
                                                             ---------    ---------
          Net cash from financing activities                     62.1         21.2
                                                             ---------    ---------

Net (decrease) increase in cash and cash equivalents            (15.4)         1.7
Cash and cash equivalents - beginning of period                  24.0         13.1
                                                             ---------    ---------
Cash and cash equivalents - end of period                       $ 8.6       $ 14.8
                                                             =========    =========

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                         JUNE 30, 2001   DECEMBER 31, 2000
                                                        --------------   -----------------
Assets
  CURRENT ASSETS
    Cash and cash equivalents                                   $ 8.6              $ 24.0
    Receivables, net                                            222.6               210.0
    Inventories                                                 432.5               532.5
    Prepaid expenses and other                                   13.6                14.4
    Deferred income taxes                                        18.8                25.4
                                                        --------------    ---------------
          Total current assets                                  696.1               806.3
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                 255.7               249.1
  PROPERTY, PLANT AND EQUIPMENT, NET                          1,845.3             1,882.1
  RECEIVABLES FROM RELATED COMPANIES                              6.9                 8.6
  DEFERRED INCOME TAXES                                          52.4                   -
  PENSION INTANGIBLE ASSET                                       89.0                89.0
  OTHER ASSETS                                                   52.8                87.1
                                                        --------------    ---------------
          Total Assets                                      $ 2,998.2           $ 3,122.2
                                                        ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                          $ 199.6             $ 237.8
    Bank overdrafts                                               4.9                20.1
    Payables to related companies                                13.1                12.0
    Pension contribution                                         52.4                47.9
    Accrued expenses and other liabilities                      147.5               162.6
    Long-term debt due within one year
      Related companies                                           7.0                 7.0
      Other                                                       1.0                   -
                                                        --------------    ---------------
          Total current liabilities                             425.5               487.4
  LONG-TERM DEBT
    Related companies (Note 5)                                  783.8               675.5
    Other                                                       374.5               410.1
  DEFERRED EMPLOYEE BENEFITS                                  1,080.5             1,132.9
  DEFERRED INCOME TAXES                                             -                 0.7
  OTHER LONG-TERM OBLIGATIONS                                    47.6                48.3
                                                        --------------    ---------------
          Total liabilities                                   2,711.9             2,754.9
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
  STOCKHOLDERS' EQUITY
    Preferred stock                                              90.0                90.0
    Common stock                                                320.0               320.0
    Accumulated deficit                                         (91.8)              (10.5)
    Accumulated other comprehensive loss                        (31.9)              (32.2)
                                                        --------------    ---------------
          Total stockholders' equity                            286.3               367.3
                                                        --------------    ---------------
          Total Liabilities and Stockholders' Equity        $ 2,998.2           $ 3,122.2
                                                        ==============    ===============

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

Certain amounts in the 2000 Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company is evaluating SFAS No. 142 to determine its impact on the consolidated financial statements.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                       June 30, 2001     December 31, 2000
                                      --------------     -----------------

In process and finished steel               $ 283.1             $ 362.7
Raw materials and supplies:
  Iron ore                                     71.6                77.8
  Scrap and other raw materials                45.5                56.1
  Supplies                                     32.3                35.9
                                      --------------    ----------------
                                              149.4               169.8
                                      --------------    ----------------
          Total                             $ 432.5             $ 532.5
                                      ==============    ================


NOTE 3 - LONG-TERM DEBT

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

The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company has amended the Credit Agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat International N.V. ("Ispat") as EBITDA in determining compliance with the covenant in future periods. Under the terms of the amendment, the interest rates on the Tranche B and Tranche C loans increased to LIBOR plus 3.75% and the fee for the LC will increase to 3.75%. These rates will be reduced if the Company's leverage falls to specified levels. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend or contribute $60 to the Company at the execution of the amendment, in addition to the $50 funded earlier in the first quarter. This $110.0, as well as any additional loans Ispat may make to the Company cannot be repaid until the Company's leverage falls to specified levels.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a committed revolving credit facility with a group of banks. In November 2000, the facility was increased in size to $165 and extended to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At June 30, 2001 and December 31, 2000, $95 and $92, respectively, was borrowed under the facility.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - LONG-TERM DEBT  (CONTINUED)

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At June 30, 2001 and December 31, 2000, $35 and $60, respectively, was borrowed under this facility.

At June 30, 2001 and December 31, 2000, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements.

In April 2001, the Company purchased $11.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized an extraordinary gain of $4.8, $3.1 after tax.

NOTE 4 - EQUITY

Common Stock

On June 30, 2001 and December 31, 2000, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

On June 30, 2001 and December 31, 2000, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $0.9 and $1.8 by Ispat and its subsidiaries for the three and six months ended June 30, 2001 and $2.5 and $4.3 by Ispat and its subsidiaries for the three and six months ended June 30, 2000 respectively, for management, financial and legal services provided to the Company.

The Company purchased $12.2 and $13.1 of inventory from subsidiaries of Ispat during the three and six months ended June 30, 2001 and $49.4 and $72.9 during the three and six months ended June 30, 2000, respectively. The Company sold $1.7 and $2.3 of inventory to subsidiaries of Ispat for the three and six months ended June 30, 2001 and $1.1 and $1.9 for the three and six months ended June 30, 2000, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $35.9 and $71.9 for such tolling services for the three and six months ended June 30, 2001 and $36.9 and $73.8 for the three and six months ended June 30, 2000, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $70.3 and $135.7 for the three and six months ended June 30, 2001 and $81.5 and $174.5 for the three and six months ended June 30, 2000, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company's debt due to related companies of $790.8 and $682.5 as of June 30, 2001 and December 31, 2000, respectively, consists of $679.0 and $682.5, respectively, of debt that arose in connection with the financing of the acquisition of the Company by Ispat. The remaining $111.8 as of June 30, 2001 is a loan from a subsidiary of Ispat. The Company's receivable from related companies of $6.9 and $8.6 at June 30, 2001 and December 31, 2000, respectively, consists of $3.2 and $4.9 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $3.7 and $3.7, respectively, is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $13.1 and $12.0 at June 30, 2001 and December 31, 2000, respectively, consists of trade and other intercompany expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At June 30, 2001, the Company guaranteed $4.8 and $88.2 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

The Company entered into an agreement with the Pension Benefit Guaranty Company (the "PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $48.0 in 2001 and $30.7 in 2000 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, for the next two years, an additional $5 per year. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if certain other financial tests are met.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of June 30, 2001 and December 31, 2000, respectively, the estimated minimum tolling charges remaining over the life of this agreement were approximately $197.3 and $212.1.

As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 million cash fine, required $7 million in environmentally beneficial projects at the Indiana Harbor Works, and required that $19 million, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 million per year over the next several years to perform the required assessments.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT.)

The Company paid the $3.5 million fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition In addition, pursuant to the Consent Decree, the Company completed $14 million, more that the required $7 million, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. To date, approximately $2.3 million has been spent on the Sediment Remediation and approximately $16.3 million has been spent on the Corrective Action. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.3 million as of December 31, 2000, reflecting the $19 million reserve plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the two phases of assessments have been completed, Ispat Inland cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At June 30, 2001 and December 31, 2000, the Company's reserves for environmental liabilities totaled $27, $21 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $6.7 and $13.2 at June 30, 2001 and December 31, 2000, respectively.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company is obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow are determined by the agreement and the funds are restricted from Company use while in escrow. The escrow will terminate not later than 2004. The Company received full recovery of the $39.1 of the escrowed amount in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote.

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

On May 29, 2001, the Company settled a number of disputes with Ryerson Tull, Inc. that had arisen under the May 27, 1998 Merger Agreement among Ispat International N.V., Inland Merger Sub, Inc., Inland Steel Industries (the predecessor to Ryerson Tull and former owner of the Company), and Inland Steel Company (the predecessor of the Company), as amended. The settled disputes included the Company's claim against Ryerson Tull for indemnification in connection with the resolution of a federal lawsuit and investigation relating to the sale of polymer-coated steel by the Company to a culvert fabricator for use in highway construction projects in Louisiana and other claims, but excluded environmental claims, for which the Company may make claims until July 2003. Pursuant to the May 29, 2001 settlement, Ryerson Tull paid $7.5 million to the Company and the parties released certain claims each had against the other.

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

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF  OPERATIONS

Comparison of Second Quarter 2001 to Second Quarter 2000

Net sales of $501.9 for the second quarter of 2001 decreased by 17.7 percent from $609.5 in the year-ago quarter as shipments decreased by 8.6 percent and average selling price per ton decreased 9.9 percent. Steel shipments were 1,329,842 net tons for the second quarter of 2001 compared to 1,454,829 net tons for the second quarter of 2000.

Cost of goods sold of $483.5 decreased 11.3 percent from $545.0 in the year-ago quarter due to decreased volume.

Selling, general and administrative expenses of $8.5 decreased 15.8 percent from $10.1 in the year-ago quarter due to decreased spending during the current quarter.

Depreciation expense of $26.0 for the current quarter was slightly lower than $26.7 in the year-ago quarter.

Operating loss of $8.6 for the current quarter compared to a profit of $27.7 in the year-ago quarter, a deterioration of $36.3 due to the items noted above.

General corporate expense, net of income items increased to $0.4 from $0.0 in the year-ago quarter due to lower interest income and a loss on disposed property.

Interest and other expense on debt of $25.6 in the current quarter increased 7.1 percent from $23.9 in the year ago quarter due to an increase in the debt balance and interest rate changes.

Comparison of First Six Months of 2001 to First Six Months of 2000

Net sales of $1,011.9 for the first six months of 2001 decreased by 17.5 percent from $1,226.9 in the year-ago period as shipments decreased by 7.9 percent and average selling price per ton decreased 10.4 percent. Steel shipments were 2,686,943 net tons for the first six months of 2001 compared to 2,917,943 net tons for the first six months of 2000.

Cost of goods sold of $1,029.8 decreased 5.7 percent from $1,091.8 in the year-ago period due to decreased volume.

Depreciation expense of $52.1 for the current period was slightly lower than $53.4 in the year-ago period.

Selling, general and administrative expenses of $17.0 decreased 12.4 percent from $19.4 in the year-ago period due to decreased spending during the current period.

Operating profit decreased to a loss of $79.5 for the current period compared to a profit of $62.3 in the year-ago period as a result of the items noted above.

General corporate expense, net of income items increased to $0.5 from $0.0 in the year-ago period due to a loss on disposed property.

Interest and other expense on debt of $49.6 in the current period increased 6.4 percent from $46.6 in the year ago period due to an increase in the debt balance and interest rate changes.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

         On May 29, 2001, the Company settled a number of disputes with Ryerson Tull, Inc. that had arisen under the May 27, 1998 Merger Agreement among Ispat International N.V., Inland Merger Sub, Inc., Inland Steel Industries (the predecessor to Ryerson Tull and former owner of the Company), and Inland Steel Company (the predecessor of the Company), as amended. The settled disputes included the Company's claim against Ryerson Tull for indemnification in connection with the resolution of a federal lawsuit and investigation relating to the sale of polymer-coated steel by the Company to a culvert fabricator for use in highway construction projects in Louisiana and other claims, but excluded environmental claims, for which the Company may make claims until July 2003. Pursuant to the May 29, 2001 settlement, Ryerson Tull paid $7.5 million to the Company and the parties released certain claims each had against the other.

         The Company is involved in various environmental and other administrative actions initiated by governmental agencies. While it is not possible to predict the results of these matters, it does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 Environmental Protection Agency ("EPA") lawsuit, to materially affect the results of operations or financial position. The EPA consent decree establishes a three-step process for corrective action, each of which requires approval by the EPA, consisting of: (1) assessment of the site (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. We are presently assessing the extent of environmental contamination. We anticipate that this assessment will cost approximately $2 million to $4 million per year over the next several years. However, because compliance with the EPA consent decree is an interactive process with the EPA that requires its consent to proceed from step to step, we cannot reasonably estimate the costs or the time required for remediation of the site until we have completed the first two steps. We expect that corrective actions relating to the EPA consent decree will, however, require significant expenditures over the next several years that may be material to our results of operations, financial position and liquidity. At December 31, 2000 and 1999, the reserves for environmental liabilities totaled $27 million and $27 million, respectively, of which $21 million and $21 million, respectively, is related to the sediment remediation under the 1993 EPA consent decree.

ITEM 5.     OTHER

       None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

       (b)   REPORTS ON FORM 8-K.

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

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


                                         ISPAT INLAND INC.




                                         By   /s/ Michael G. Rippey
                                           -------------------------------
                                             Michael G. Rippey
                                             Vice President -
                                             Finance and CFO
                                             Principal Financial Officer



Date:  August 6, 2001

                                INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                           DESCRIPTION                           PAGE NO.
--------     ------------------------------------------------------

             None...............................................