Form 10-Q
period 2001-09-30
ISPAT INLAND INC
filed 2001-11-14
CIK 50548

                                                            THIRD QUARTER - 2001





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 9, 2001, all of which were owned by Ispat Inland Holdings, Inc.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 2001 and 2000                  2

            Condensed Consolidated Statements of Comprehensive Income for the
            Three and Nine Months Ended September 30, 2001 and 2000            2

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2001 and 2000                      3

            Condensed Consolidated Balance Sheets as of September 30, 2001
            and December 31, 2000                                              4

            Notes to Condensed Consolidated Financial Statements          5 - 10

   ITEM 2.  Management's Narrative Analysis of Results of Operations          11

PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                 12
   ITEM 6.  Exhibits and Reports on Form 8-K                                  12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30           SEPTEMBER 30
                                          ------------------     ------------------
                                          2001        2000        2001       2000
                                         ------       ----        ----       -----

Net sales                                $  470.9  $  549.4  $  1,482.8  $  1,776.3
                                         --------  --------  ----------  ----------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                        448.6     501.4     1,472.2     1,593.2
  Selling, general and
   administrative expenses                    7.6      10.7        24.6        30.1
  Workforce reduction provision              11.0                  17.2
  Legal settlement                             --        --        (7.5)         --
  Depreciation                               26.0      26.7        78.1        80.1
                                           ------    ------    --------    --------
      Total                                 493.2     538.8     1,584.6     1,703.4
                                           ------    ------    --------    --------

OPERATING (LOSS) PROFIT                     (22.3)     10.6      (101.8)       72.9
General corporate expense,
  net of income items                         0.3       0.2         0.8         0.2
Interest and other expense on debt           23.4      25.3        73.0        71.9
                                           ------    ------    --------    --------
(LOSS) INCOME BEFORE INCOME TAXES           (46.0)    (14.9)     (175.6)        0.8
(BENEFIT) PROVISION FOR INCOME TAXES        (15.9)     (4.7)      (64.8)       (0.7)
                                           ------    ------    --------    --------
(LOSS) INCOME BEFORE EXTRAORDINARY
   GAIN                                     (30.1)    (10.2)     (110.8)        1.5
Extraordinary gain on early retirement
  of debt, net of tax (Note 3)                 --        --         3.1         0.7
                                           ------    ------    --------    --------
NET (LOSS) INCOME                        $  (30.1) $  (10.2) $   (107.7) $      2.2
                                           ======    ======    ========    ========



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30                         SEPTEMBER 30
                                                       2001              2000               2001              2000
                                                       ----              ----               ----              ----

Net (loss) income                                    $ (30.1)          $ (10.2)         $ (107.7)            $ 2.2
Other comprehensive (loss) income, net of tax:
  Reclassification adjustment for losses
       included in net loss                                -                 -               0.3                 -
  Unrealized (loss) on securities                          -              (0.5)                -              (0.9)
                                                     -------           --------          --------            -----
COMPREHENSIVE (LOSS) INCOME                          $ (30.1)          $ (10.7)         $ (107.4)            $ 1.3
                                                     =======           ========         ========             ======



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                           2001       2000
                                                                           ----       ----
OPERATING ACTIVITIES
  Net (loss) income                                                          $ (107.7)    $    2.2
                                                                               ------       ------
  Adjustments to reconcile net (loss) income to net cash from operating activities:
    Gain on early extinguishment of debt                                         (4.8)          --
    Loss on sale of available for sale securities                                 0.5           --
    Deferred employee benefit cost                                                9.6           --
    Depreciation                                                                 78.1         80.1
    Amortization of debt premium                                                 (1.0)        (1.3)
    Undistributed earnings from joint ventures                                  (23.5)       (10.7)
    Loss on sale of property, plant & equipment                                   0.4           --
    Deferred income taxes                                                       (63.1)         0.7
    Change in:
      Deferred employee benefit cost                                           (113.2)       (47.4)
      Receivables                                                                 7.1         22.3
      Inventories                                                                81.5        (25.0)
      Prepaid expenses and other assets                                          48.2         (9.7)
      Accounts payable                                                          (28.4)       (16.7)
      Payables to/receivables from related companies                              5.6          5.6
      Other accrued liabilities                                                  (8.0)         4.5
    Other items                                                                   2.1         (0.5)
                                                                               ------       ------
    Net adjustments                                                              (8.9)         1.9
                                                                               ------       ------
          Net cash from operating activities                                   (116.6)         4.1

INVESTING ACTIVITIES
  Capital expenditures                                                          (22.5)       (52.4)
  Proceeds from sale of available for sale securities                             4.0           --
  Proceeds from sale of property, plant & equipment                               0.5           --
  Investments in and advances to joint ventures, net of distributions             5.7          5.3
                                                                               ------       ------
          Net cash from investing activities                                    (12.3)       (47.1)

FINANCING ACTIVITIES
  Payments on long-term debt                                                    (12.4)       (18.7)
  Dividends paid                                                                 (5.4)       (11.8)
  Proceeds from note receivable from related company                              2.0          2.8
  Proceeds from note payable to related company                                 129.8           --
  Bank overdrafts                                                                (0.5)       (33.9)
  Net proceeds under revolver borrowings                                          8.0        101.0
                                                                               ------       ------
          Net cash from financing activities                                    121.5         39.4
                                                                               ------       ------

Net change in cash and cash equivalents                                          (7.4)        (3.6)
Cash and cash equivalents - beginning of period                                  24.0         13.1
                                                                               ------       ------
Cash and cash equivalents - end of period                                    $   16.6     $    9.5
                                                                               ======       ======

Non-cash activity:
  Receipt of available for sale securities                                   $   56.8           --



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                               SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                               ------------------        -----------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        $   16.6                 $   24.0
    Receivables, net                                                                    202.9                    210.0
    Receivables from related companies                                                    1.6                      3.7
    Inventories                                                                         451.0                    532.5
    Prepaid expenses and other                                                              -                     14.4
    Deferred income taxes                                                                18.8                     25.4
                                                                                      -------                  -------
          Total current assets                                                          690.9                    810.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                         262.8                    249.1
  PROPERTY, PLANT AND EQUIPMENT, NET                                                  1,825.1                  1,882.1
  NOTE RECEIVABLE FROM RELATED COMPANIES                                                  2.9                      4.9
  DEFERRED INCOME TAXES                                                                  68.8                        -
  PENSION INTANGIBLE ASSET                                                               89.0                     89.0
  OTHER ASSETS                                                                           53.3                     87.1
                                                                                      -------                  -------
          Total Assets                                                               $2,992.8                 $3,122.2
                                                                                     ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                                  $ 209.4                  $ 237.8
    Bank overdrafts                                                                      19.6                     20.1
    Payables to related companies                                                        15.5                     12.0
    Pension contribution                                                                    -                     47.9
    Accrued expenses and other liabilities                                              154.6                    162.6
    Long-term debt due within one year
      Related companies                                                                   7.0                      7.0
      Other                                                                               1.0                        -
                                                                                      -------                  -------
          Total current liabilities                                                     407.1                    487.4
  LONG-TERM DEBT
    Related companies (Note 5)                                                          800.0                    675.5
    Other                                                                               404.2                    410.1
  DEFERRED EMPLOYEE BENEFITS                                                          1,077.2                  1,132.9
  DEFERRED INCOME TAXES                                                                     -                      0.7
  OTHER LONG-TERM OBLIGATIONS                                                            49.9                     48.3
                                                                                      -------                  -------
          Total liabilities                                                           2,738.4                  2,754.9
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
  STOCKHOLDERS' EQUITY
    Preferred stock                                                                      90.0                     90.0
    Common stock                                                                        320.0                    320.0
    Accumulated deficit                                                                (123.7)                   (10.5)
    Accumulated other comprehensive loss                                                (31.9)                   (32.2)
                                                                                       -------                  -------
           Total stockholders' equity                                                   254.4                    367.3
                                                                                       -------                  -------
           Total Liabilities and Stockholders' Equity                                $ 2,992.8                $ 3,122.2
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

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company has determined that SFAS No. 142 has no impact on the consolidated financial statements.

On August 16, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating both pronouncements to determine their impact on the financial statements.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (Dollars in Millions except per share data)

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                      SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                      ------------------       -----------------

In process and finished steel              $ 307.4                  $ 362.7
Raw materials and supplies:
  Iron ore                                    68.7                     77.8
  Scrap and other raw materials               43.1                     56.1
  Supplies                                    31.8                     35.9
                                           -------                   ------
                                             143.6                    169.8
                                           -------                   ------
          Total                            $ 451.0                  $ 532.5
                                           =======                  =======



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

The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company has amended the Credit Agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat International N.V. ("Ispat") as EBITDA in determining compliance with the covenant in future periods. Under the terms of the amendment, the interest rates on the Tranche B and Tranche C loans increased to LIBOR plus 3.75% and the fee for the LC increased to 3.75%. These rates will be reduced if the Company's leverage falls to specified levels. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend or contribute $60 to the Company at the execution of the amendment, in addition to the $50 funded earlier in the first quarter. This $110, as well as any additional loans Ispat may make to the Company, and the interest earned on these loans, cannot be repaid until the Company's leverage falls to specified levels.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a committed revolving credit facility with a group of banks. In November 2000, the facility was increased in size to $165 and extended to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. At September 30, 2001 and December 31, 2000, $120 and $92, respectively, was borrowed under the facility.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - LONG-TERM DEBT  (CONTINUED)

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At September 30, 2001 and December 31, 2000, $40 and $60, respectively, was borrowed under this facility.

At September 30, 2001 and December 31, 2000, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements.

In April 2001, the Company purchased $11.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized an extraordinary gain of $4.8, $3.1 after tax.

NOTE 4 - EQUITY

Common Stock

On September 30, 2001 and December 31, 2000, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

On September 30, 2001 and December 31, 2000, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $1.5 and $4.6 by Ispat and its subsidiaries for the three and nine months ended September 30, 2001 and $2.4 and $6.6 by Ispat and its subsidiaries for the three and nine months ended September 30, 2000 respectively, for management, financial and legal services provided to the Company.

The Company purchased $17.6 and $30.7 of inventory from subsidiaries of Ispat during the three and nine months ended September 30, 2001 and $23.1 and $102.5 during the three and nine months ended September 30, 2000, respectively. The Company sold $1.6 and $3.8 of inventory to subsidiaries of Ispat for the three and nine months ended September 30, 2001 and $.2 and $2.1 for the three and nine months ended September 30, 2000, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.2 and $108.0 for such tolling services for the three and nine months ended September 30, 2001 and $36.7 and $110.5 for the three and nine months ended September 30, 2000, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. Purchases of cold-rolled steel by I/N Kote from the Company amounted to $67.4 and $203.0 for the three and nine months ended September 30, 2001 and $85.6 and $260.1 for the three and nine months ended September 30, 2000, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company's debt due to related companies of $807.0 and $682.5 as of September 30, 2001 and December 31, 2000, respectively, consists of $677.2 and $682.5, respectively, of debt that arose in connection with the financing of the acquisition of the Company by Ispat. The remaining $129.8 as of September 30, 2001 is a loan from a subsidiary of Ispat. The Company's receivable from related companies of $4.5 and $8.6 at September 30, 2001 and December 31, 2000, respectively, consists of $2.9 and $4.9 from Ispat Inland, L.P., a wholly owned subsidiary of Ispat, that arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay. The remaining $1.6 and $3.7, respectively, is from other related companies for trade and other intercompany expenses. The Company's payable to related companies of $15.5 and $12.0 at September 30, 2001 and December 31, 2000, respectively, consists of trade and other intercompany expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At September 30, 2001, the Company guaranteed $3.8 and $88.2 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

During 2001, management believes certain conditions (as defined in the Substrate Supply Agreement) will be met resulting in a return on sales (ROS) adjustment being realized by the Company during the fourth quarter. The amount of such adjustment while not estimable as of September 30, 2001 would result in a net increase in operating profit. The adjustment will increase the aggregate substrate price for 2001 which results in the Company's return on sales being equal to the return on sales of I/N Kote. As further outlined in the Substrate Supply Agreement, the component of any ROS Adjustment which results in negative ROS for I/N Kote will be returned to the Company and Nippon Steel Corporation in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater than I/N Kote's ROS in subsequent years.

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

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of September 30, 2001 and December 31, 2000, respectively, the estimated minimum tolling charges remaining over the life of this agreement were approximately $190.0 and $212.1.

As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT.)

the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments.

The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition In addition, pursuant to the Consent Decree, the Company completed $14, more that the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. To date, approximately $2.3 has been spent on the Sediment Remediation and approximately $16.3 has been spent on the Corrective Action. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.3 as of December 31, 2000, reflecting the $19 reserve plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the two phases of assessments have been completed, Ispat Inland cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $40 to $50 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 2001 and December 31, 2000, the Company's reserves for environmental liabilities totaled $27, $21 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $4.7 and $13.2 at September 30, 2001 and December 31, 2000, respectively.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in escrow. The Company received full recovery of the $39.1 of the escrowed amount in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote.

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

All the allegations by the U.S. Attorney relate to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. On May 29, 2001, the Company settled a number of disputes with Ryerson Tull, Inc. that had arisen under the May 27, 1998 Merger Agreement among Ispat International N.V., Inland Merger Sub, Inc., Inland Steel Industries (the predecessor to Ryerson Tull and former owner of the Company), and Inland Steel Company (the predecessor of the Company), as amended. The settled disputes included the Company's claim against Ryerson Tull for indemnification in connection with the resolution of a federal lawsuit and investigation relating to the sale of polymer-coated steel by the Company to a culvert fabricator for use in highway construction projects in Louisiana and other claims, but excluded environmental claims, for which the Company may make claims until July 2003. Pursuant to the May 29, 2001 settlement, Ryerson Tull paid $7.5 to the Company and the parties released certain claims each had against the other.

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of our business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

NOTE 7 - WORKFORCE REDUCTION PROVISION

For the nine months ended September 30, 2001, the Company recorded charges of $17.2 million related to voluntary and involuntary workforce reductions of salaried, non-represented employees.

During the quarter ended September 30, 2001, the Company recorded a charge of $11.0 million for employee severance and termination benefit costs associated with the separation of approximately 175 salaried, non-represented employees as part of its voluntary and involuntary workforce reduction plans. The Company expects these employee terminations to be completed by December 31, 2001. The accrual for the severance and termination benefits is included in accrued expenses and deferred employee benefit costs as of September 30, 2001.

During the quarter ended March 31, 2001, the Company recorded $6.2 million of severance and termination benefit costs associated with the separation of approximately 75 salaried, non-represented employees as part of its voluntary workforce reduction plan. As of September 30, 2001, the Company has paid $5.3 million of the severance and termination benefits related to this voluntary salaried workforce reduction.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS

Comparison of Third Quarter 2001 to Third Quarter 2000

Net sales of $470.9 for the third quarter of 2001 decreased by 14.3 percent from $549.4 in the year-ago quarter as shipments decreased by 3.6 percent and average selling price per ton decreased 11.0 percent. Steel shipments were 1,298,007 net tons for the third quarter of 2001 compared to 1,346,981 net tons for the third quarter of 2000.

Cost of goods sold of $448.6 decreased 10.5 percent from $501.4 in the year-ago quarter due to decreased volume as well as reductions in operating expense, purchased semi-finished steel prices and raw material prices.

Selling, general and administrative expenses of $7.6 decreased 29.0 percent from $10.7 in the year-ago quarter due to decreased spending during the current quarter.

During the quarter, the Company incurred charges of $11.0 related to a reduction of salaried workforce program.

Depreciation expense of $26.0 for the current quarter was slightly lower than $26.7 in the year-ago quarter.

Operating loss of $22.3 for the current quarter compared to a profit of $10.6 in the year-ago quarter, a deterioration of $32.9 due to the items noted above.

General corporate expense, net of income items increased to $0.3 from $0.2 in the year-ago quarter due to lower interest income.

Interest and other expense on debt of $23.4 in the current quarter decreased 7.5 percent from $25.3 in the year ago quarter due to a reduction in interest rates that offset an increase in the debt balance.

Comparison of First Nine Months of 2001 to First Nine Months of 2000

Net sales of $1,482.8 for the first nine months of 2001 decreased by 16.5 percent from $1,776.3 in the year-ago period as shipments decreased by 6.6 percent and average selling price per ton decreased 10.7 percent. Steel shipments were 3,984,950 net tons for the first nine months of 2001 compared to 4,264,924 net tons for the first nine months of 2000.

Cost of goods sold of $1,472.2 decreased 7.6 percent from $1,593.2 in the year-ago period due to decreased volume as well as reductions in costs.

Selling, general and administrative expenses of $24.6 decreased 18.3 percent from $30.1 in the year-ago period due to decreased spending during the current period.

The Company incurred charges of $17.2 related to a reduction of salaried workforce program during the first nine months of 2001.

Depreciation expense of $78.1 for the current period was slightly lower than $80.1 in the year-ago period.

Operating profit decreased to a loss of $101.8 for the current period compared to a profit of $72.9 in the year-ago period as a result of the items noted above.

General corporate expense, net of income items increased to $0.8 from $0.2 in the year-ago period due to lower interest income.

Interest and other expense on debt of $73.0 in the current period increased 1.5 percent from $71.9 in the year ago period due to an increase in the debt balance that was partially offset by a reduction in interest rates.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

       None

ITEM 5.     OTHER

       None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

       (b)  REPORTS ON FORM 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ISPAT INLAND INC.




                                                By  /s/ Michael G. Rippey
                                                    ---------------------
                                                    Michael G. Rippey
                                                    Vice President -
                                                    Finance and Administration
                                                    and CFO
                                                    Principal Financial Officer



Date: November 14, 2001

                                INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                            DESCRIPTION                           PAGE NO.
------                            -----------                           --------

      None..............................................................