Form 10-K405
period 2001-12-31
ISPAT INLAND INC
filed 2002-03-25
CIK 50548

                                                                            2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   Form 10-K
(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                     WHICH REGISTERED
-------------------                              -------------------------------

First Mortgage Bonds:
  Series R, 7.90% Due January 15, 2007........     New York Stock Exchange, Inc.


     Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of March 21, 2002 was 100, all of which shares were owned by Ispat Inland Holdings, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Ispat Inland Inc. (the "Company"), a Delaware corporation and an indirect wholly owned subsidiary of Ispat International N.V. ("Ispat"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in an iron ore production joint venture and certain steel-finishing joint ventures.

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

OPERATIONS

     The Company is directly engaged in the production and sale of steel and related products. Certain Company subsidiaries and affiliates are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and steel galvanizing lines. All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel.

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

RAW STEEL PRODUCTION AND MILL SHIPMENTS

     The following table shows, for the three years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                                                                RAW STEEL PRODUCTION
                                                              -------------------------
                                                                                % OF
                                                                             U.S. STEEL
                                                              (000 TONS*)     INDUSTRY
                                                              -----------    ----------
2001........................................................     5,430          5.6%**
2000........................................................     5,780          5.2
1999........................................................     5,704          5.3

---------------
*  Net tons of 2,000 pounds.
** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 92% and 93% of raw steel production of the Company in 2001 and 2000, respectively. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1997 through 2001 was 5.4 million tons in 2001; 5.6 million tons in 2000; 5.8 million tons in 1999; 5.2 million tons in 1998; and 5.3 million tons in 1997. In 2001 and 2000, sheet, strip and certain related semi-finished products accounted for 85% and 84%, respectively, of the total tonnage of steel mill products shipped from the Indiana Harbor Works. Bar and certain related semi-finished products accounted for 15% in 2001 and 16% in 2000.

     In 2001 and 2000, approximately 90% and 92%, respectively, of the shipments of the Flat Products division and 90% and 93%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 72% of the shipments of the Flat Products division and 82% of the shipments of the Bar division in 2001 and in 2000, 74% and 85%, respectively, were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel products accounted for 24.3% of the domestic market in 2001, down from 26.9% in 2000. The issue surrounding unfairly traded imports aggravates market conditions, in particular with respect to foreign government subsidies that are used to offset operating losses by foreign producers. On March 5, 2002 President Bush determined to impose tariffs and quotas on a broad range of imported steel. The three-year tariffs on imported steel of the same types as most of the Company's products are generally 30%, decreasing to 24% in year two, and 18% in year three. Although the Company welcomes these Administration actions, and is optimistic that the restrictions could have a positive impact on the Company's financial condition, there can be no assurance that the actions will improve the financial condition of the Company, particularly if the effectiveness of the actions is undermined by the issuance of broad exclusions from the tariffs and quotas, or by adverse decisions of the World Trade Organization challenging the restrictions.

     Mini-mills provide significant competition in various product lines. Mini-mills are relatively efficient, low-cost producers that manufacture steel principally from scrap in electric furnaces and, at this time, generally have lower capital, overhead, employment and environmental costs than the integrated steel producers, including the Company. Mini-mills have been adding capacity and expanding their product lines in recent years to produce larger structural products and certain flat rolled products. Thin-slab casting technologies have allowed mini-mills to enter certain sheet markets traditionally supplied by integrated producers. Several mini-mills using this advanced technology are in operation in the United States.

     For the three years indicated, shipments by market classification of steel mill products produced by the Company at its Indiana Harbor Works are set forth below. As shown in the table, a substantial portion of shipments by the Flat Products division was to steel service centers and transportation-related markets.

                                                                 PERCENTAGE OF TOTAL
                                                              TONNAGE OF STEEL SHIPMENTS
                                                              --------------------------
                                                              2001       2000       1999
                                                              -----      -----      ----
Steel Service Centers.......................................    33%        34%       35%
Automotive..................................................    32         31        33
Steel Converters/Processors.................................    13         14        12
Appliance...................................................    10          9        10
Industrial, Electrical and Farm Machinery...................     7          7         6
Construction and Contractors' Products......................     1          1         1
Other.......................................................     4          4         3
                                                               ---        ---       ---
                                                               100%       100%      100%
                                                               ===        ===       ===

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In each of 2001 and 2000, approximately 44% and 43%, respectively, of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 81% of the finished steel shipped to customers during 2001 was transported by truck, with 19% transported by rail, and less than one half percent shipped via barge or other modes of transportation. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 26% of the total tonnage of products transported by truck in 2001.

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

     The following table shows (1) the iron ore pellets available to the Company as of December 31, 2001 from properties of its subsidiary and through interests in raw materials ventures; (2) 2001 and 2000 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 2001 and 2000.

                                                                     IRON ORE
                                                              TONNAGES IN THOUSANDS
                                                             (GROSS TONS OF PELLETS)
                                            ----------------------------------------------------------
                                                                                            % OF
                                                                      PRODUCTION      REQUIREMENTS(1)
                                              AVAILABLE AS OF       --------------    ----------------
                                            DECEMBER 31, 2001(2)    2001     2000     2001       2000
                                            --------------------    -----    -----    -----      -----
ISPAT INLAND MINING COMPANY
Minorca (100% owned)--Virginia, MN........         45,765           2,772    2,871     41         41
IRON ORE VENTURE
Empire (40% owned)--Palmer, MI............         46,490           2,558    3,209     38         46
                                                  -------           -----    -----     --         --
  Total Iron Ore..........................         92,255           5,330    6,080     79         87
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

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 2001 and 2000, the PCI facility's coal needs were satisfied under short-term contracts.

     The Company, Sun Coal and Coke Company ("Sun"), and a unit of NIPSCO Industries ("NIPSCO") have jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO designed, built, financed, and operates the portion of the project which cleans the coke plant's flue gas and converts the heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. The Company has committed to take, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. The Company satisfied 75% of its 2001 total coke needs and 65% of its 2000 total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. The remainder of the Company's coke needs are supplied under short-term contracts through third party purchases.

     The Company sold all of its limestone and dolomite properties in 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Company through 2002. The Company anticipates that, at the expiration of such arrangement, it will readily secure its limestone needs from this or other sources.

     Approximately 57% and 56% of the iron ore pellets and all of the limestone received by the Company at its Indiana Harbor Works were transported by two of the Company's three formerly owned ore carriers in 2001 and 2000, respectively (the third carrier remains in reserve status). The Company's previously leased ore carrier was returned to the lessor in March 1999. The Company's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers are managed by the new owner, but their shipping services are retained by the Company under a time-charter. Agreements have been made for the transportation on the Great Lakes of the remainder of the Company's iron ore pellet requirements.

     Approximately 51% and 53% of the Company's coke requirements were received by conveyor belt from the heat recovery coke battery discussed above in 2001 and in 2000, respectively. Of the remainder, in 2001, approximately 57% was received in the Company's hopper cars, 7% in leased hopper cars, 4% in supplier-owned hopper cars, 4% in independent carrier-owned hopper cars, 25% in independent carrier-owned barges, and 3% by truck. All of the Company's coal requirements were received in independent carrier-owned hopper cars.

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

                                                              2001    2000    1999
                                                              ----    ----    ----
Sheet and Strip.............................................   83%     82%     83%
Bar.........................................................   17      18      17
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     Sales to Ryerson Tull, Inc. approximated 10% of consolidated net sales during each of 2001 and 2000. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 2001, are set forth below. Net capital additions during such period aggregated $291.2 million.

                                                     RETIREMENTS                   NET CAPITAL
                                        ADDITIONS     OR SALES      ADJUSTMENTS     ADDITIONS
                                        ---------    -----------    -----------    -----------
                                                        (DOLLARS IN MILLIONS)
2001..................................    $28.6         $ 1.2          $0.1           $27.5
2000..................................    $83.0         $ 2.0          $ --           $81.0
1999..................................    $55.1         $ 1.3          $ --           $53.8(1)
1998..................................    $65.4         $ 3.1          $2.9           $65.2(1)
1997..................................    $98.4         $40.8          $6.1           $63.7

---------------
(1) 1999 and 1998 results do not reflect the revaluation of property, plant and equipment performed as a result of the acquisition of the Company on July 16, 1998.

     In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,700,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility is located near New Carlisle, Indiana. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

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

     The amount budgeted for 2002 capital expenditures by the Company and its subsidiaries is approximately $76 million. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes included in the foregoing amount.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries was approximately 7,400 and 7,900 in 2001 and 2000, respectively. At year-end 2001 and 2000, respectively, approximately 5,900 and 6,300 employees were represented by the United Steelworkers of America, of whom approximately 50 were on furlough or indefinite layoff at year-end 2001. Total employment costs decreased from $598 million in 2000 to $571 million in 2001 as the reduction in salaries and wages was partially offset by increases in benefit costs.

     The labor agreement between the Company and the United Steelworkers of America terminated on July 31, 1999 and a new agreement was negotiated to be effective August 1, 1999. This agreement covers wages and benefits through July 31, 2004. Among other things, this agreement provided wage increases of $.50 per hour in 2000 and 2001, and provides for wage increases of $1.00 per hour in 2003. The agreement also contains provisions that the United Steelworkers will cooperate with the Company to continuously improve the productivity of its operations. At the expiration of the agreement, both parties have agreed to negotiate a successor agreement without resorting to strikes or lockouts. The successor agreement will be patterned on the agreements established at the time by the other domestic integrated steel producers. Any disputes concerning adoption of the pattern will be resolved through an arbitration process. In consideration of the foregoing, the Company committed to invest in primary steelmaking facilities at the Indiana Harbor Works. One additional holiday was provided and retirement benefits were increased for active employees and certain current retirees. Certain retiree healthcare obligations are secured through certain trust and second mortgage arrangements.

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

     Capital spending for pollution control projects totaled $3 million in 2001 versus $2 million in 2000. Another $37 million (non-capital) was spent in 2001 to operate and maintain pollution control equipment compared to $41 million in the previous year. During the five years ended December 31, 2001, the Company has spent $223 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration will require expenditures of approximately $7 million in 2002. Plans considering major projects in the steel making and coatings areas at the Indiana Harbor Works or at the I/N Kote facility, that could have included significant expenditures for pollution control equipment, are currently on hold. During the 2003 to 2006 period it is anticipated that the Company will make annual capital expenditures of $2 million to $5 million on environmental projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $45 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the cost of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the EPA lawsuit (the "1993 EPA Consent Decree"), the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, however, are not expected to be material to the financial position or results of operations of the Company.

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

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 70% of the energy consumed by the Company at the Indiana Harbor Works in 2001 and 68% in 2000.

     Natural gas and fuel oil supplied approximately 23% of the energy requirements of the Indiana Harbor Works in 2001 and 25% in 2000, and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 2001 and 2000, respectively, the Company produced approximately 4% and 3% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 90-megawatt turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. The facility became operational in 1998. In 2001 and 2000, this facility produced 24% and 23%, respectively, of the purchased electricity requirements at the Indiana Harbor Works. For additional information regarding this facility, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 4 and 5 of this document.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 75-megawatt steam turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. In 2001 and 2000, this facility produced 19% and 21%, respectively, of the purchased electricity requirements of the Indiana Harbor Works.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements concerning possible or assumed future results of operations, financing plans, competitive position, potential growth and future expenditures. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. Undue reliance should not be placed on any forward-looking statements, which speak only as of their dates. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors.

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

     I/N Tek, a partnership in which a subsidiary of the Company owns a 60% interest, has constructed a 1,700,000 ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     I/N Kote, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a 1,000,000 ton annual capacity steel galvanizing facility on approximately 25 acres of land, which it owns in fee, located adjacent to the I/N Tek site. Substantially all the property, plant and equipment owned by I/N Kote is subject to a lien securing related indebtedness. The I/N Kote facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     During 1998, the Company sold its remaining interest in Walbridge Coatings, but retained the right to use the facility, on a tolling basis, for certain of its electrogalvanizing and other processing needs through 2001. Such arrangement has not been extended beyond 2001; however, the Company may continue to purchase a modest amount of services on a spot basis from Walbridge from time to time.

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

     The Company also owns and maintains research and development laboratories in East Chicago, Indiana. Such facilities are adequate to serve the Company's present and anticipated needs.

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

IRON ORE

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                               ANNUAL
                                                                        PRODUCTION CAPACITY
                                                                          (IN THOUSANDS OF
PROPERTY                                         LOCATION              GROSS TONS OF PELLETS)
--------                                         -------------------   ----------------------
Empire Mine....................................  Palmer, Michigan              6,300
Minorca Mine...................................  Virginia, Minnesota           2,700

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

     One of the partners in the Empire Iron Mining Partnership (the "Partnership"), J&L Empire, Inc. ("J&L"), a subsidiary of LTV Steel Company Inc., commenced a reorganization case on December 29, 2000, by filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Subsequently, J&L defaulted in making certain payments to the Partnership and has rejected the Partnership Agreement and certain related agreements. The Partnership is pursuing the matter further in the bankruptcy court. The Company cannot predict at this time the effect of J&L's actions on the Partnership, or the Company's financial position or results of operations.

OTHER PROPERTIES

     The Company and one of its subsidiaries lease approximately 20% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois. The Company's lease agreement expires December 31, 2006.

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

ITEM 3.  LEGAL PROCEEDINGS.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. The Company has paid the fine and substantially completed the $7 million project. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $27.4 million as of December 31, 2001. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site. The 1993 EPA Consent Decree establishes a three-step process, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the extent of environmental contamination. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and the extent of the contamination nor the remedial actions can be determined until the first two steps are completed, the Company cannot presently reasonably estimate the costs of, or the time required to satisfy, our obligations under the consent decree, but it is expected that remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

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

     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon any of the current or former owners or operators or parties who sent waste to the site, regardless of fault or the lawfulness of the activity that caused the contamination. The Company is a potentially responsible party at several state and federal Superfund sites. Except for the Four County Landfill described below, the Company believes its liability at these sites is either de minimis or substantially resolved. The Company could, however, incur additional costs or liabilities at these sites if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. The Company could also be named a potentially responsible party at other sites if its wastes or its predecessor's generated wastes were disposed of at a site that later became a Superfund site.

     The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management (IDEM) on February 18, 1992 relating to releases of hazardous substances from the Four County Landfill Site in Fulton County, Indiana. The Company, along with other potentially responsible parties (PRP's), has entered into two agreed orders with IDEM pursuant to which the PRP's agreed to perform a remedial investigation and feasibility study for the site, pay certain past and future IDEM costs and provide funds for operation and maintenance necessary for stabilization of the First Operable Unit of the site. The costs which the Company has agreed to assume under the agreed orders are not currently anticipated to exceed $700,000. In July 2001, the United States Environmental Protection Agency (EPA) filed suit against the Company and other PRP's, seeking recovery of past response costs which it alleged it has expended at the site. There have been no agreements as to responsibility or cost allocation. The Company is therefore unable to reasonably estimate its remaining liability, if any, with regard to the EPA's alleged past costs, but based on any likely allocated share of liability and the number of financially viable potentially responsible parties, the Company believes this matter will not have a material effect on its financial position or results of operations. With regard to current activity at the site, in July 2001, IDEM selected the remedy for the Second Operable Unit. There have been no agreements as to responsibility or cost allocation. The Company is therefore unable to reasonably estimate its remaining liability, if any, at the site, but based on any likely allocated share of liability and the number of financially viable potentially responsible parties, the Company believes this matter will not have a material effect on its financial position or results of operations.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Ispat. Common stock dividends of $11.8 million and $8.3 million were declared and paid during 2001 and 2000, respectively. In connection with the acquisition, an affiliate of the Company entered into a credit agreement dated July 16, 1998 and amended March 30, 2001 (the "Credit Agreement") for a $860 million senior secured term credit facility. The terms of the Credit Agreement restrict the payment of dividends and other Restricted Payments (as defined in the Credit Agreement). At December 31, 2001, no additional dividends or other Restricted Payments could have been paid.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction I(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company reported a net loss of $126.0 million in 2001 as compared with a loss of $32.9 million in 2000.

     The following table summarizes selected earnings and other data:

                                                                2001        2000
                                                              --------    --------
                                                               (DOLLARS AND TONS
                                                                  IN MILLIONS)
Net sales...................................................  $2,084.1    $2,383.5
Operating (loss) profit.....................................    (127.6)       35.8
Net (loss)..................................................    (126.0)      (32.9)
Net tons shipped............................................       5.4         5.6

     Net sales in 2001 of $2,084.1 million were 12.6 percent less than net sales of $2,383.5 million in 2000. The decrease in sales was due to a decrease in shipments of 4.4 percent, and a decrease of 8.5 percent in average selling prices. The reduction in prices resulted mainly from the increase in imports, partially offset by the improved mix of products sold.

     Cost of goods sold (excluding depreciation) of $2,074.8 million decreased
5.7 percent for 2001 due to decreased volume shipped as well as decreases in labor costs and operating supplies and expenses during 2001.

     The Company incurred charges of $18.2 million related to a salaried workforce reduction program during 2001.

     Depreciation expense of $104.3 million decreased $1.7 million or 0.2 percent from $106.0 million in the prior year.

     Selling, general and administrative expense of $32.6 million decreased 19.3 percent from $40.4 million in the year-ago period due to decreased spending.

     Operating loss of $127.6 million for the current year compared to a profit of $35.8 million a year ago, a deterioration of $163.4 million due to the items noted above.

     Other (income) expense, net of $19.7 million of income in 2001 increased by $17.4 million from $2.3 million of income in 2000 due to the sale of pollution allowances as well as decreased corporate expenses. In December of 2001, the Company sold 1,368 tons of Nitrous Oxide ("NOx") allowances to a utility company for $18.1 million. NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may, from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

     Interest expense of $94.4 million in 2001 decreased by $2.8 million from $97.2 million in 2000 due to a reduction in interest rates that offset an increase in the debt balance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had $1,254.3 million of long-term debt (including debt due within one year) outstanding at December 31, 2001. Of this amount, $856.5 million is floating rate debt. The remaining $397.8 million of fixed rate debt had a fair value of $246.8 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 2001, the fair value of this fixed rate debt would be estimated to be $256.5 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 2001 would reduce pre-tax income by $1.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Independent Auditors' Report dated January 24, 2002 are set forth on pages F-2 to F-26 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Unaudited consolidated quarterly sales and earnings information of the Company for the years ended December 31, 2001, 2000 and 1999 is set forth in
Note 17 of Notes to Consolidated Financial Statements (see F-24), which is hereby incorporated by reference into this Item.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-26 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             Independent Auditors' Report dated January 24, 2002

             Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

             Consolidated Balance Sheets at December 31, 2001 and 2000

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

             Notes to Consolidated Financial Statements

             Financial Statement Schedule II (Reserves) for the years ended December 31, 2001, 2000 and 1999

          2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                     INDEX

                                       TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                            ITEM                              PAGE
                            ----                              ----
Independent Auditors' Report dated January 24, 2002.........   F-2
Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Income for the years ended
  December 31, 2001, 2000 and 1999..........................   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000, and 1999.........................   F-4
Consolidated Balance Sheets at December 31, 2001 and 2000...   F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001 2000 and 1999...............   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule II (Reserves) for the years
  ended December 31, 2001, 2000
  and 1999..................................................  F-26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ISPAT INLAND INC.
  East Chicago, Indiana

     We have audited the accompanying consolidated balance sheets of Ispat Inland Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule II as of December 31, 2001, 2000, and 1999 and for the years then ended, listed at Item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2001, 2000, and 1999 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
January 24, 2002

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                     (DOLLARS IN MILLIONS)
SALES.......................................................    $2,084.1    $2,383.6    $2,477.9
OPERATING COSTS AND EXPENSES:
  Cost of goods sold (excluding depreciation)...............     2,064.1     2,181.8     2,186.9
  Workforce reduction.......................................        18.2         4.1          --
  Legal settlement..........................................        (7.5)       15.5          --
  Selling, general and administrative expenses..............        32.6        40.4        42.8
  Depreciation..............................................       104.3       106.0       106.3
                                                                --------    --------    --------
     Total..................................................     2,211.7     2,347.8     2,336.0
                                                                --------    --------    --------
OPERATING (LOSS) PROFIT.....................................      (127.6)       35.8       141.9
OTHER (INCOME) AND EXPENSE:
  Other (income) expense, net...............................       (19.7)       (2.3)        0.7
  Interest and other expense on debt........................        94.4        97.2        86.2
                                                                --------    --------    --------
(LOSS) INCOME BEFORE INCOME TAXES...........................      (202.3)      (59.1)       55.0
(BENEFIT) PROVISION FOR INCOME TAXES........................       (73.2)      (25.5)       19.0
                                                                --------    --------    --------
NET (LOSS) INCOME BEFORE EXTRAORDINARY INCOME...............      (129.1)      (33.6)       36.0
Gain on early extinguishment of debt, net of tax............         3.1         0.7          --
                                                                --------    --------    --------
NET (LOSS) INCOME...........................................    $ (126.0)   $  (32.9)   $   36.0
                                                                ========    ========    ========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001       2000     1999
                                                                -------    ------    -----
                                                                  (DOLLARS IN MILLIONS)
NET (LOSS) INCOME...........................................    $(126.0)   $(32.9)   $36.0
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
  Unrealized (loss) gain on securities......................                 (1.1)     0.8
  Reclassification adjustment for losses included in net
     loss...................................................        0.3
  Minimum pension liability adjustment......................     (200.7)    (31.6)     0.5
                                                                -------    ------    -----
     Total..................................................                (32.7)     1.3
                                                                -------    ------    -----
COMPREHENSIVE (LOSS) INCOME.................................    $(326.4)   $(65.6)   $37.3
                                                                =======    ======    =====

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   ---------   -------
                                                                   (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
  Net (loss) income.........................................  $  (126.0)  $   (32.9)  $  36.0
  Adjustments to reconcile net (loss) income to net cash
    from operating activities:
    Gain from early extinguishment of debt..................       (5.0)       (1.6)       --
    Loss on sale of available for sale securities...........        0.5          --        --
    Depreciation............................................      104.3       106.0     106.3
    Deferred employee benefit cost..........................        7.7          --        --
    Amortization of debt premium............................       (1.5)       (1.6)     (1.5)
    Undistributed earnings from joint ventures..............       (8.5)      (18.7)    (25.5)
    Loss(Gain) on sale of property, plant and equipment.....        0.5        (0.6)     (0.3)
    Deferred income taxes...................................      (71.1)      (11.4)      7.4
    Change in:
      Receivables...........................................        2.8        51.4     (20.0)
      Inventories...........................................      119.4         6.5      73.1
      Accounts payable......................................      (67.7)       (1.5)     54.3
      Prepaid expenses and other assets.....................       46.1       (25.8)    (20.0)
      Payables to/receivables from related companies........        0.4         6.9     (28.3)
      Other accrued liabilities.............................      (26.6)        2.6     (20.7)
      Deferred employee benefit cost........................     (113.9)      (50.5)    (43.1)
    Other items.............................................        0.9        (0.3)    (23.4)
                                                              ---------   ---------   -------
    Net adjustments.........................................      (11.7)       61.4      58.3
                                                              ---------   ---------   -------
         Net cash from operating activities.................     (137.7)       28.5      94.3
                                                              ---------   ---------   -------
INVESTING ACTIVITIES
  Capital expenditures......................................      (28.6)      (83.0)    (55.1)
  Investments in and advances to joint ventures, net........        7.7         7.8      15.0
  Proceeds from sale of property, plant and equipment.......        0.5         2.0       1.5
  Proceeds from sale of available for sale securities.......        4.0          --        --
                                                              ---------   ---------   -------
         Net cash from investing activities.................      (16.4)      (73.2)    (38.6)
                                                              ---------   ---------   -------
FINANCING ACTIVITIES
  Principal payments on long-term debt......................      (15.0)      (19.9)    (17.2)
  Proceeds from note receivable from related company........        2.0         4.0       2.0
  Dividends paid............................................      (18.6)      (15.4)    (10.5)
  Bank overdrafts...........................................        2.7       (22.1)     24.4
  Proceeds from note payable to related company.............      154.2          --        --
  Proceeds from revolver borrowings.........................    2,200.0     2,046.0     582.0
  Repayments of revolver borrowings.........................   (2,171.0)   (1,937.0)   (639.0)
                                                              ---------   ---------   -------
         Net cash from financing activities.................      154.3        55.6     (58.3)
                                                              ---------   ---------   -------
Net change in cash and cash equivalents.....................        0.2        10.9      (2.6)
Cash and cash equivalents--beginning of year/period.........       24.0        13.1      15.7
                                                              ---------   ---------   -------
Cash and cash equivalents--end of year/period...............  $    24.2   $    24.0   $  13.1
                                                              =========   =========   =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year/period for:
    Interest (net of amount capitalized)....................  $   100.2   $    85.9   $  97.4
    Income taxes, net.......................................  $      --   $      --   $  27.6
  Non-cash activity:
    Deferred taxes related to comprehensive (loss) income
      items.................................................  $   114.1   $    18.6   $   0.6
    ROS capital contribution................................  $    13.0   $      --   $    --

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31, 2001       DECEMBER 31, 2000
                                                                -----------------       -----------------
                                                                         (DOLLARS IN MILLIONS--
                                                                         EXCEPT PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................        $   24.2                $   24.0
  Receivables, less provision for allowances, claims and
    doubtful accounts of $16.7 and $17.0....................           194.2                   210.0
  Receivables from related companies........................             3.3                     3.7
  Inventories...............................................           413.1                   532.5
  Prepaid expenses and other................................              --                    14.4
  Deferred income taxes.....................................            35.2                    25.4
                                                                    --------                --------
    Total current assets....................................           670.0                   810.0
Investments in and advances to joint ventures...............           245.7                   249.1
Property, plant and equipment, net..........................         1,805.4                 1,882.1
Note receivable from related companies......................             2.9                     4.9
Deferred income taxes.......................................           174.7                      --
Pension intangible asset....................................            81.2                    89.0
Other assets................................................            55.4                    87.1
                                                                    --------                --------
    Total Assets............................................        $3,035.3                $3,122.2
                                                                    ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................        $  170.1                $  237.8
  Bank overdrafts...........................................            22.8                    20.1
  Payables to related companies.............................            12.0                    12.0
  Pension contribution......................................              --                    47.9
  Accrued expenses and other liabilities:
    Salaries, wages and commissions.........................            51.8                    53.4
    Taxes...................................................            63.9                    68.8
    Interest on debt........................................             3.9                     4.3
    Other...................................................            16.4                    36.1
Long-term debt due within one year to related companies.....             7.0                     7.0
                                                                    --------                --------
      Total current liabilities.............................           347.9                   487.4
Long-term debt:
  Related companies.........................................           822.7                   675.5
  Other.....................................................           424.6                   410.1
Deferred employee benefits..................................         1,368.6                 1,132.9
Deferred income taxes.......................................              --                     0.7
Other long-term obligations.................................            49.2                    48.3
                                                                    --------                --------
    Total liabilities.......................................         3,013.0                 2,754.9
                                                                    --------                --------
Commitments and contingencies (Note 11)
Stockholders' equity
  Preferred stock, $.01 par value, 100 shares authorized,
    100 shares issued and outstanding, liquidation value
    $90.....................................................            90.0                    90.0
  Common stock, $.01 par value, 1,000 shares authorized, 100
    shares issued and outstanding...........................           320.0                   320.0
  Accumulated deficit.......................................          (155.1)                  (10.5)
  Accumulated other comprehensive loss......................          (232.6)                  (32.2)
                                                                    --------                --------
      Total stockholders' equity............................            22.3                   367.3
                                                                    --------                --------
      Total liabilities and stockholders' equity............        $3,035.3                $3,122.2
                                                                    ========                ========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                                 (ACCUMULATED        OTHER
                                                                   DEFICIT)      COMPREHENSIVE        TOTAL
                                          PREFERRED    COMMON      RETAINED         (LOSS)        STOCKHOLDERS'
                                            STOCK      STOCK       EARNINGS         INCOME           EQUITY
                                          ---------    ------    ------------    -------------    -------------
                                                                  (DOLLARS IN MILLIONS)
Balance at January 1, 1999............      $90.0      $320.0      $  12.3          $  (0.8)         $ 421.5
Net income............................         --         --          36.0               --             36.0
Dividends paid........................         --         --         (10.5)                            (10.5)
Other comprehensive income............         --         --            --              1.3              1.3
                                            -----      ------      -------          -------          -------
Balance at December 31, 1999..........       90.0      320.0          37.8              0.5            448.3
Net loss..............................         --         --         (32.9)              --            (32.9)
Dividends paid........................         --         --         (15.4)              --            (15.4)
Other comprehensive loss..............         --         --            --            (32.7)           (32.7)
                                            -----      ------      -------          -------          -------
Balance at December 31, 2000..........       90.0      320.0         (10.5)           (32.2)           367.3
Net loss..............................         --         --        (126.0)              --           (126.0)
Dividends paid........................         --         --         (18.6)              --            (18.6)
Other comprehensive loss..............         --         --            --           (200.4)          (200.4)
                                            -----      ------      -------          -------          -------
Balance at December 31, 2001..........      $90.0      $320.0      $(155.1)         $(232.6)         $  22.3
                                            =====      ======      =======          =======          =======

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 1--NATURE OF OPERATIONS

     Ispat Inland Inc. (the "Company"), a Delaware corporation and an indirect wholly owned subsidiary of Ispat International N.V. ("Ispat"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STOCK OPTION PLAN

     In 1999, Ispat established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, which participates in the Ispat Plan, has chosen to account for stock options issued to employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations (See Note 7). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the underlying Ispat stock at the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

date of the grant over the exercise price of the employee stock options. For disclosure purposes, proforma net income is provided as if the fair value method had been applied. The Company has adopted the disclosure requirements of SFAS No. 123.

REVENUE RECOGNITION

     Sales are recognized upon transfer of ownership which coincides with the shipment of products to customers.

INCOME TAXES

     Income taxes are based upon reported results of operations and reflects the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

DERIVATIVES

     Derivative financial instruments are utilized to manage exposure to fluctuations in cost of natural gas and specific nonferrous metals used in the production process. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The fair values of derivative financial instruments reflect the amounts the Company would receive on settlement of favorable contracts or be required to pay to terminate unfavorable contracts at the reporting dates thereby taking into account the current unrealized gains or losses on open contracts. The fair value of derivative contracts is determined using pricing models, which take into account market prices and contractual prices of the underlying instruments, as well as time value, yield curve, and volatility factors underlying the positions. For derivative instruments not designated as hedging instruments, both holding and unrealized gains or losses are recognized currently in earnings as part of the cost of the underlying product during the period of change.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results may differ from such estimates.

SHIPPING AND HANDLING COSTS

     In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company historically netted shipping charges billed to customers with shipping and handling costs, which were included in Net Sales in the Consolidated Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company adopted the consensus on EITF Issue No. 00-10 in the fourth quarter of fiscal 2001. As a result of EITF 00-10, the Company has adopted a policy to include shipping and handling costs in its Cost of Sales; accordingly, the Company reclassified all prior periods presented to reflect shipping and handling amounts billed to customers as Revenues and the corresponding expenses as Cost of Sales.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

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

     On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating both pronouncements to determine their impact, if any, on the financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2001 classifications.

NOTE 3--INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
In-process and finished steel...............................     $270.4         $362.7
Raw materials and supplies:
  Iron ore..................................................       64.6           77.8
  Scrap and other raw materials.............................       46.3           56.1
  Supplies..................................................       31.8           35.9
                                                                 ------         ------
                                                                  142.7          169.8
                                                                 ------         ------
     Total..................................................     $413.1         $532.5
                                                                 ======         ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 4--PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Land........................................................    $   46.5       $   46.5
Buildings and improvements..................................       194.5          191.9
Machinery and equipment.....................................     1,908.6        1,858.0
Construction in process.....................................        18.3           44.1
                                                                --------       --------
                                                                 2,167.9        2,140.5
Accumulated depreciation....................................       362.5          258.4
                                                                --------       --------
Property, plant and equipment, net..........................    $1,805.4       $1,882.1
                                                                ========       ========

NOTE 5--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005....................      $  337.8        $  341.3
  Series U, Tranche C, due July 16, 2006....................         337.8           341.3
  Series R, 7.9% due January 15, 2007.......................          31.4            43.4
  Pollution Control Series 1977, 5.75% due February 1,
     2007...................................................          21.5            22.8
  Pollution Control Series 1993, 6.8% due June 1, 2013......          43.5            43.8
  Pollution Control Series 1995, 6.85% due December 1,
     2012...................................................          18.5            18.6
                                                                  --------        --------
     Total First Mortgage Bonds.............................         790.5           811.2
Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 11, 7.125% due June 1,
     2007...................................................          21.4            21.7
  Pollution Control Project No. 13, 7.25% due November 1,
     2011...................................................          41.9            42.3
  Exempt Facilities Project No. 14, 6.7% due November 1,
     2012...................................................           5.4             5.5
  Exempt Facilities Project No. 15, 5.75% due October 1,
     2011...................................................          52.2            52.2
  Exempt Facilities Project No. 16, 7% due January 1,
     2014...................................................           7.7             7.7
                                                                  --------        --------
     Total Obligations for Industrial Development Revenue
       Bonds................................................         128.6           129.4
Ispat Inland Administrative Service Company revolving credit
  facility..................................................         155.0            92.0
Ispat Inland Inventory, LLC revolving credit facility.......          26.0            60.0
Ispat International Advances:
  Ispat Financial Investments...............................          39.2              --
  Ispat International Insurance.............................          41.2              --
  Ispat International Group Finance.........................          73.8              --
                                                                  --------        --------
     Total Ispat International Advances.....................         154.2              --
Total debt..................................................       1,254.3         1,092.6
Less short-term portion.....................................          (7.0)           (7.0)
                                                                  --------        --------
Long-term portion of debt...................................      $1,247.3        $1,085.6
                                                                  ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 5--LONG-TERM DEBT--(CONTINUED)

     In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement"), as amended March 30, 2001, for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to July 9, 2003, (the "LC" and together with the Term Loans, the "Facilities"). The LC has not been drawn upon. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $.875 per quarter until maturity. The lenders are committed to renewing the LC annually for five years, contingent on the Company and Borrower making certain representations and warranties.

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

     Borrowings under the Term Loans bear interest at a rate per annum equal to, at the Borrower's option: (1) the higher of (a) the Agent's prime rate or (b) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 2.75% or (2) the LIBO Rate (as defined in the Credit Agreement) plus 3.75%. The fee for the LC is 4.00% of the LC amount per annum (the "LC Fee"). The spread over the LIBO Rate and Base Rate and the LC Fee will be reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) falls to specified levels.

     In October 1998, the Borrower entered into the Hedge required under the Credit Agreement. The Hedge consists of a five-year interest rate collar. The Hedge is based on LIBOR with a floor of 4.50% and a ceiling of 6.26% on a notional amount of $450. (See Note 12)

     The Company is obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders without regard to the interest rate collar, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee. The rate of interest paid by the Company on the Series U First Mortgage Bonds to the Borrower, a related company, was 6.4% for the year ended December 31, 2001.

     With the exception of Series U, V and W, the First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,700 on December 31, 2001 and 2000.

     The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 5--LONG-TERM DEBT--(CONTINUED)

specifically allowed types of Restricted Payments. At December 31, 2001 and 2000, $0 and $6.4, respectively, of dividends or other Restricted Payments, in addition to those specifically allowed, could have been paid.

     The Credit Agreement contains other covenants that, among other things, limit or prohibit the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

     The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company amended the Credit agreement, effective March 30, 2001, to eliminate the minimum Consolidated EBITDA requirement for 2001 and allow the Company to include loans or capital contributions from Ispat as EBITDA in determining compliance with the covenant in future periods. The amendment also provides for some additional restrictions over certain activities. Finally, Ispat agreed to lend $60 to the Company at the execution of the amendment, in addition to the $50 funded earlier in the first quarter of 2001. This $110, as well as any additional loans from Ispat (see "Ispat International Advances" Note
10), cannot be repaid until the Company's leverage falls to specified levels.

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a committed revolving credit facility with a group of banks. In November 2000, the facility was increased in size to $165 and extended to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company at December 31, 2001, the trustee will retain initial control over cash lockbox receipts effective in early February of 2002. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice will have no impact on cash available to the Company under the facility.

     In January 1999, the Company established a five-year $120 committed revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth.

     At December 31, 2001 and 2000, the amount outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has both the ability and intent to refinance these obligations as they mature under the respective credit agreements.

     In May 2001, the Company purchased $11.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $4.8 which was classified as extraordinary ($3.1 after tax). In December of 2001, the Company purchased $1.2 of its Pollution Control Series 1977 at a discount from face value. As a result of this early redemption, the Company recognized a gain of $.2 which was classified as ordinary. In May 2000, the Company purchased $12.5 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $1.5 of which $1.0 was classified as extraordinary ($0.7 after tax).

     Maturities of long-term debt obligations (excluding Ispat International Advances) are: $7.0 in 2002, $8.3 in 2003, $34.5 in 2004, $488.5 in 2005,
$330.6 in 2006 and $231.2 thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 6--EQUITY

COMMON STOCK

     On December 31, 2001 and 2000, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

CUMULATIVE PREFERRED STOCK

     On December 31, 2001 and 2000, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 7--STOCK OPTION PLANS

     Under the terms of the Ispat International N.V. Global Stock Option Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net (loss) income for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2001      2000    1999
                                                             -------   ------   -----
Net (Loss) Income--as reported.............................  $(126.0)  $(32.9)  $36.0
Net (Loss) Income--pro forma...............................   (127.8)   (34.2)   35.4

     There were no options granted during 2001. The fair value of each option grant of Ispat stock is estimated on the date of grant using the Binomial Option Pricing Model with the following weighted-average assumptions used:

                                                                 YEAR OF GRANT
                                                              --------------------
                                                              2001   2000    1999
                                                              ----   -----   -----
Dividend yield..............................................  --%     3.85%   0.86%
Expected annualized volatility..............................  --%    66.00%  63.00%
Discount rate--Bond equivalent yield........................  --%     5.27%  6.070%
Expected life in years......................................  --         8       8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

     The status of the Ispat Plan with respect to the Company is summarized below:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
  Outstanding at January 1, 1999..........................         --            --
  Granted.................................................    670,500        $11.94
                                                            ---------        ------
  Outstanding at December 31, 1999........................    670,500         11.94
  Granted.................................................    701,500          8.57
  Exercised...............................................         --            --
  Forfeitures.............................................   (150,000)        10.70
                                                            ---------        ------
  Outstanding at December 31, 2000........................  1,222,000        $10.16
  Granted.................................................         --            --
  Exercised...............................................         --            --
  Forfeitures.............................................    (64,000)        10.04
                                                            ---------        ------
  Outstanding at December 31, 2002........................  1,158,000        $10.16
                                                            =========        ======

NOTE 8--RETIREMENT BENEFITS

     In connection with the Company's labor agreement with the United Steelworkers of America (the "USWA"), the pension and postretirement medical plans were amended, effective August 1, 1999, to provide for plan changes as a result of the labor agreement. The pension plan was amended primarily to provide for increased benefit levels. The postretirement medical plan was amended primarily to provide for employee and retiree copayments, vision care, retiree life insurance benefits and retiree contributions. As a result of these plan amendments, the Company remeasured its pension and postretirement benefit obligations under SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively, as of August 1, 1999. These remeasurements incorporated the effect of the union plan changes as well as the effects of changes in actuarial assumptions to reflect more current information.

PENSIONS

     The Company Pension Plan and Pension Trust is a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits for most non-represented employees are determined under a "Cash Balance" formula as an account balance which grows as a result of interest credits and of allocations based on a percent of pay. Benefits for other non-represented salaried employees are determined as a monthly benefit at retirement depending on final pay and service. Benefits for wage and salaried employees represented by the United Steelworkers of America are determined as a monthly benefit at retirement based on a fixed rate and service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     Reconciliation of the pension benefit obligation and plan assets from December 1, 2000 and 1999 through the measurement date of November 30 was as follows:

                                                      DECEMBER 1, 2000    DECEMBER 1, 1999
                                                           THROUGH             THROUGH
                                                      NOVEMBER 30, 2001   NOVEMBER 30, 2000
                                                      -----------------   -----------------
Change in benefit obligation:
  Benefit obligation at beginning of period.........      $2,093.9            $2,033.0
  Service cost......................................          30.6                28.7
  Interest cost.....................................         163.2               158.6
  Plan amendments...................................           7.7                  --
  Actuarial loss....................................         108.8                44.6
  Benefits paid.....................................        (186.3)             (171.0)
                                                          --------            --------
  Benefit obligation at end of period...............      $2,217.9            $2,093.9
                                                          ========            ========
Change in plan assets:
  Fair value at beginning of period.................      $1,921.6            $2,097.8
  Actual return.....................................           7.7               (35.9)
  Employer contribution.............................         108.6                30.7
  Benefits paid.....................................        (186.3)             (171.0)
                                                          --------            --------
  Fair value at end of period.......................      $1,851.6            $1,921.6
                                                          ========            ========

     The plan amendment loss for the period ended November 30, 2001 reflects the plan changes to allow for special termination benefits to be paid by the plan (see Note 15).

     The (unfunded) funded status of the pension plan is as follows:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Benefit obligation..........................................      $2,217.9        $2,093.9
Fair value of assets........................................       1,851.6         1,921.6
                                                                  --------        --------
Unfunded status of plan.....................................        (366.3)         (172.3)
Unrecognized net loss.......................................         362.6            65.0
Unrecognized prior service cost.............................          81.2            89.0
                                                                  --------        --------
Net amount recognized.......................................      $   77.5        $  (18.3)
                                                                  ========        ========
Amounts recognized in the consolidated balance sheets
  consist of:
Accrued benefit liability...................................      $ (354.8)       $ (156.5)
Intangible asset............................................          81.2            89.0
Accumulated other comprehensive income......................         351.1            49.2
                                                                  --------        --------
Net amount recognized.......................................      $   77.5        $  (18.3)
                                                                  ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The following weighted average assumptions were used in accounting for the pension plan:

                                                    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                                        2001            2000            1999
                                                    ------------    ------------    ------------
Discount rate...................................        7.50%           8.00%           8.00%
Expected return on plan assets..................        9.50%           9.50%           9.50%
Rate of compensation increase...................        4.00%           4.00%           4.00%

     The net periodic benefit cost (credit) was as follows:

                                            YEAR ENDED           YEAR ENDED           YEAR ENDED
                                         DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999
                                         -----------------    -----------------    -----------------
Service cost.........................         $  30.6              $  28.7              $  24.8
Interest cost........................           163.2                158.6                143.3
Expected return on plan assets.......          (196.5)              (194.4)              (190.5)
Special termination benefits.........             7.7                   --                   --
Amortization.........................             7.8                  7.6                 (0.9)
                                              -------              -------              -------
Net periodic benefit cost (credit)...         $  12.8              $   0.5              $ (23.3)
                                              =======              =======              =======

SAVINGS PLAN

     The Company also sponsors a savings plan through which eligible salaried employees may elect to save a portion of their salary, and the Company matches the first five percent of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $4.6, $4.5, and $4.9 respectively, for the years ended December 31, 2001 2000, and 1999.

BENEFITS OTHER THAN PENSION AND SAVINGS PLAN

     Substantially all of the Company's employees are covered under postretirement life insurance and medical benefit plans that require deductible and co-insurance payments from retirees. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on applicable annual earnings at retirement for salaried employees and specific amounts for hourly employees. The Company does not prefund any of these postretirement benefits. Effective January 1, 1994, a Voluntary Employee Benefit Association Trust (the "Trust") was established for payment of health care benefits made to United Steelworkers of America retirees. Funding of the Trust is made as claims are submitted for payment.

     Reconciliation of the postretirement benefit obligation follows:

                                                      DECEMBER 1, 2000    DECEMBER 1, 1999
                                                           THROUGH             THROUGH
                                                      NOVEMBER 30, 2001   NOVEMBER 30, 2000
                                                      -----------------   -----------------
Benefit obligation at beginning of period...........       $769.7              $710.3
Service cost........................................          7.7                 8.3
Interest cost.......................................         60.1                55.6
Special termination benefits........................          3.3                 0.2
Actuarial loss......................................         14.4                51.1
Benefits paid.......................................        (58.6)              (55.8)
                                                           ------              ------
Benefit obligation at end of period.................       $796.6              $769.7
                                                           ======              ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The unfunded status of the postretirement benefit obligation is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Benefit obligation..........................................   $   796.6      $   769.7
Fair value of assets........................................          --             --
                                                               ---------      ---------
Unfunded status of plan.....................................      (796.6)        (769.7)
Unrecognized net gain.......................................       (98.4)        (115.9)
Unrecognized prior service cost.............................      (107.2)        (126.9)
                                                               ---------      ---------
Accrued postretirement benefit..............................   $(1,002.2)     $(1,012.5)
                                                               =========      =========

     The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                                  NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Discount rate...................................      7.50%          8.00%          8.00%
Rate of compensation increase...................      4.00%          4.00%          4.00%
Health care cost trend rate.....................      4.50%          4.50%          4.50%

     The net periodic benefit cost was as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Service cost........................       $  7.7              $  8.3              $ 11.1
Interest cost.......................         60.1                55.6                59.6
Amortization........................        (19.7)              (27.8)              (14.2)
Special termination benefits........          3.3                 0.2                  --
Recognized gain.....................         (3.1)                 --                (3.2)
                                           ------              ------              ------
Net periodic benefit cost...........       $ 48.3              $ 36.3              $ 53.3
                                           ======              ======              ======

     An increase of 1% in the health care cost trend rate would increase the benefit obligation by $98.6 and the annual net periodic cost by $9.1. A 1% decrease would reduce the benefit obligation by $81.0 and the annual net periodic annual net cost by $7.4.

     For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 2002 and the years thereafter.

NOTE 9--INCOME TAXES

     The (benefit) provision for income taxes, excluding extraordinary items, consists of the following:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Current federal.....................       $ (0.6)             $(14.3)              $11.6
Deferred federal....................        (68.9)              (11.8)                6.4
Current state.......................          0.2                 0.2
Deferred state......................         (3.9)                0.4                 1.0
                                           ------              ------               -----
          Total.....................       $(73.2)             $(25.5)              $19.0
                                           ======              ======               =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 9--INCOME TAXES--(CONTINUED)

     Total income taxes, excluding extraordinary items, reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                      -----------------   -----------------   -----------------
Federal income tax (benefit) expense
  computed at statutory tax rate....       $(70.7)             $(20.6)              $19.3
Additional tax expense (benefit)
  from:
  State and local income taxes......         (2.4)                0.4                 0.2
  Percentage depletion..............         (2.7)               (4.1)               (3.9)
  All other, net....................          2.6                (1.2)                3.4
                                           ------              ------               -----
          Total.....................       $(73.2)             $(25.5)              $19.0
                                           ======              ======               =====

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Noncurrent deferred tax assets:
  Net operating loss ("NOL") carryforwards..................      $ 143.6         $ 101.2
  Alternative minimum tax ("AMT") credit carryforward.......          2.4             2.4
  Retirement benefit obligations............................        397.2           385.4
  Shutdown accruals.........................................                         10.3
  Environmental accruals....................................                          9.6
  Disallowed interest on debt guarantee.....................         36.8
  Tax effect of comprehensive income items..................        132.4            18.3
                                                                  -------         -------
     Total noncurrent deferred tax assets...................        712.4           527.2
Noncurrent deferred tax liabilities:
  Property, plant and equipment.............................       (487.6)         (482.5)
  Other.....................................................        (50.1)          (45.4)
                                                                  -------         -------
     Net noncurrent deferred tax asset (liability)..........      $ 174.7         $  (0.7)
                                                                  =======         =======
Current deferred tax assets:
  Accrued vacations.........................................      $  12.3         $  11.2
  Shutdown accruals.........................................         19.5
  Property taxes............................................          2.5             1.4
  UNICAP -- Inventory.......................................          2.7             4.4
  Deferred state taxes......................................                          0.5
  Amortization expense......................................         (3.1)           (2.1)
  Other.....................................................          1.3            10.0
                                                                  -------         -------
     Net current deferred tax assets........................      $  35.2         $  25.4
                                                                  =======         =======

     Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the tax benefits currently generated will be realized in future periods. Accordingly, no valuation allowance has been established.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 9--INCOME TAXES--(CONTINUED)

     At December 31, 2001, the Company had NOL carryforwards available to offset future taxable income and AMT NOL carryforwards to offset future tax payments. The NOL carryforwards expire as follows: $18.7 in 2018, $79.9 in 2019, $190.3 in 2020 and $104.2 in 2021. The AMT NOL carryforwards expire as follows: $4.1 in 2020 and $47.4 in 2021.

NOTE 10--RELATED PARTY TRANSACTIONS

     The Company was charged $2.7, $3.4, and $5.3 by Ispat for the years ended December 31, 2001, 2000 and 1999, respectively, for management, financial and legal services provided to the Company. The Company was also charged $1.1, $3.8 and $2.5 by Ispat North America Holding Inc. for corporate expense allocation for the years ended December 31, 2001, 2000 and 1999, respectively. The Company charged Ispat $1.0 and $1.2 for research services for the years ended December 31, 2001 and 2000, respectively and also charged Ispat $1.1 for information technology services for the year ended December 31, 2000.

     The Company purchased $49.2, $103.2 and $82.8 of inventory from subsidiaries of Ispat for the years ended December 31, 2001, 2000 and 1999, respectively. The Company sold $5.7, $2.9 and $2.2 of inventory to subsidiaries of Ispat for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company's long-term debt due to a related company of $829.7 and $682.5 as of December 31, 2001 and 2000, respectively, is comprised of $675.5 and $682.5 payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $154.2 and $0 advances from other subsidiaries of Ispat. Interest expense related to Ispat Inland Finance LLC debt was $56.5, $65.9, and $56.5 for the years ended December 31, 2001, 2000 and 1999, respectively. This debt arose in connection with the financing of the acquisition of the Company (see Note 5). The advances from other Ispat subsidiaries have terms ranging from less than one year to five years. Interest on each advance is charged at a fixed rate. Rates in effect at December 31, 2001 range from 2.8% to 5.9%. At December 31, 2001 the Company has both the ability and intent to refinance the obligations and related unpaid interest as the obligations mature, therefore the amounts have been shown as long-term. Interest expense related to the advances from other subsidiaries of Ispat was $5.4 for the year ended December 31, 2001.

     The Company's note receivable from a related company of $2.9 and $4.9 as of December 31, 2001 and 2000, respectively, is due from Ispat Inland, L.P. Interest income on this receivable was $0.3, $0.6, and $0.8 for the years ended December 31, 2001, 2000 and 1999, respectively. This receivable also arose in connection with the financing of the acquisition and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

     The Company's payable to related companies of $12.0 at December 31, 2001 and 2000 consists of trade and other intercompany expenses. The Company's receivable from related companies of $3.3 and $3.7 at December 31, 2001 and 2000, respectively consists of trade and other intercompany receivables.

NOTE 11--COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company guarantees $2.9 and $88.2 of long-term debt attributable to PCI Associates and I/N Kote (See Note 14), two of its equity investments, respectively.

     The Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made a cash contribution of $48.0 in 2001, $30.7 in 2000, $23.7 in 1999 and $25.0 in 1998 to
the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

for the next two years, an additional $5 per year. Also, in September 2001, the Company made an additional contribution of $60.6 representing a prepayment of the entire 2002 obligation and a portion of the 2003 obligation. Accordingly, no further contribution under this agreement is required in 2002. In addition, the Company granted to the PBGC a first priority lien on selected assets. The agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

     In 1998, the Company entered into an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of December 31, 2001 and 2000, the estimated minimum tolling charges remaining over the life of this agreement were approximately $182.6 and $212.1, respectively.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. To date, approximately $4.4 has been spent on the Sediment Remediation and approximately $16.3 has been spent on the Corrective Action. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.4 as of December 31, 2001, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the two phases of assessments have been completed, the Company cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $45 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 2001 and 2000, the Company's reserves for environmental liabilities totaled $27, $21 of which is related to the sediment remediation under the 1993 EPA Consent Decree.

     The Company and its subsidiaries have various operating leases for which the minimum lease payments are $15.0 in 2002, $13.3 in 2003, $12.6 in 2004, $11.0 in 2005, $3.2 in 2006 and $0.4 thereafter. Rental expense for the years ended December 31, 2001, 2000 and 1999 was $24.7, $31.2, $27.2, respectively.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $3.3 at December 31, 2001 and $13.2 at December 31, 2000.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials against a specific contingency. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote.

     The office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") had informed the Company that it was a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit related to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. Since being notified of the lawsuit and investigation, Ispat and the Company have provided their complete cooperation with investigators. On January 17, 2001, to fully resolve this matter, the Company agreed to a settlement of $15.5, which is half of the total settlement among the United States, the state of Louisiana, the relators, and the defendants.

     The settlement was approved by the U.S. District Court in Baton Rouge, Louisiana and paid by the Company in January 2001. All the allegations by the U.S. Attorney related to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. On May 29, 2001, the Company settled a number of disputes with Ryerson Tull, Inc. that had arisen under the May 27, 1998 Merger Agreement, as amended. The settled disputes included the Company's claim against Ryerson Tull for indemnification in connection with the resolution of the federal lawsuit and investigation, but excluded environmental claims, for which the Company may make claims until July 2003. Pursuant to the May 29, 2001 settlement, Ryerson Tull paid $7.5 to the Company and the parties released certain claims each had against the other.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

DERIVATIVES

     The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond three years. At December 31, 2001, the Company had entered into contracts for these commodities for notional amounts of $18.0. For the twelve months ended December 31, 2001, the Company recorded a $2.8 loss for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $1.0 on deposit with counterparties at December 31, 2001 that was classified as an other asset on the balance sheet.

     A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar (see Note 5). Due to the decline in interest rates during fiscal year 2001, the fair value of the collar represented a derivative liability to the Borrower of approximately $13.0.

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $821 and $920 at December 31, 2001 and 2000, respectively, as compared with the carrying value of $1,254 and $1,093 in the balance sheets at December 31, 2001 and 2000, respectively.

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has rights to the productive capacity of the facility, except in certain limited circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $142.8, $146.1, and $144.3 for such tolling services for the years ended December 31, 2001, 2000 and 1999, respectively, and owed $9.7 and $15.4 to I/N Tek at year-end 2001 and 2000, respectively, related to such tolling services.

     The Company and NSC also own and operate another joint venture which consists of a 400,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED)

the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $176 and $233 outstanding under its long-term financing agreement at December 31, 2001 and 2000, respectively. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs. This price may be subject to an adjustment ("return on sales adjustment" or "ROS adjustment") if the Company's return on sales ("ROS") differs from I/N Kote's ROS, as defined in the Substrate Supply Agreement. The Company recorded sales of cold rolled steel to I/N Kote of $309.7, $343.1, and $370.1 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, I/N Kote owed the Company $18.8 and $2.2, respectively, related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 2001 and 2000, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $0.0, $1.5 and $3.2 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company sells all I/N Kote products that are distributed in North America. The Company receives a 1% sales commission on I/N Kote sales for which it earned $4.9, $5.6, and $6.0 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2001 and 2000, certain conditions (as defined in the Substrate Supply Agreement) were met resulting in a return on sales ("ROS") adjustment being realized by the Company. The Company's consolidated financial statements reflect a net adjustment of approximately $20.6 and $5.2 million for the years ended December 31, 2001 and 2000, respectively. The adjustment increases the aggregate substrate price for 2001 and 2000 which results in the Company's return on sales being equal to the return on sales of I/N Kote. As the ROS is essentially funded by the joint venture partners, to the extent the ROS exceeds the return of capital and annual equity return of the partners, the partners are required to contribute additional capital through cash payments. Therefore, the Company has recorded a payable to I/N Kote of approximately $13.0 to fund their portion of the ROS. As further outlined in the Substrate Supply Agreement, the component of any ROS adjustment which results in negative ROS for I/N Kote will be returned to the Company and NSC in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater than I/N Kote's ROS in subsequent years.

     During the development of the I/N Tek and I/N Kote joint ventures, the Company loaned money to the joint ventures. These partner loans are included in "Investments in and advances to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loans was $16.9 and $17.0 at December 31, 2001 and 2000, respectively. The Company recorded interest income related to the I/N Tek loans of $1.3, $1.4, and $1.3 for the years ended December 31, 2001, 2000 and 1999, respectively. The outstanding balance of the I/N Kote partner loans was $36.2 and $36.1 at December 31, 2001 and 2000, respectively. The Company recorded interest income on the I/N Kote loans of $3.3, $3.4, and $3.3 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Related to the I/N Tek and I/N Kote joint ventures, the Company owned common stock of NSC. The NSC stock was sold during the first quarter of 2001 at a loss of $0.5. At December 31, 2000, this stock had a fair value of $4.0. Fair value was determined based on quoted market price. The investment was included in "Investments in and advances to joint ventures" in the balance sheet. Differences between recorded value and fair value were recorded net of tax to Other Comprehensive Income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 14--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 40% interest in the Empire Iron Mining Partnership ("Empire"). I/N Tek and I/N Kote are joint ventures with NSC (see Note 13). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing venture owned in various percentages primarily by U.S. steel companies. The Company recorded additional minimum pension liabilities relating to the unconsolidated joint ventures in the amount of $8.4, $0.2 and $(0.5), (net of tax effects of $4.8, $0.1 and $(0.2), respectively) for the years ended December 31, 2001, 2000 and 1999, respectively. Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                  2001        2000
                                                                --------    --------
Results of operations for the year ended December 31:
  Gross revenue.............................................    $  888.1    $1,020.8
  Costs and expenses........................................       856.2       936.7
                                                                --------    --------
  Net income................................................    $   31.9    $   84.1
                                                                ========    ========
Financial position at December 31:
  Current assets............................................    $  224.7    $  231.9
  Total assets..............................................     1,138.0     1,198.5
  Current liabilities.......................................       219.5       228.9
  Total liabilities.........................................       755.4       806.7
  Net assets................................................       382.6       391.8

NOTE 15--WORKFORCE REDUCTION

     For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 250 salaried non-represented employees. Of the amounts recorded, $11.1 is included in deferred employee benefits and $6.3 was paid by the Company for the 2001 workforce reductions. In addition, the Company paid $4.1 related to the 2000 workforce reduction during 2001.

NOTE 16--SALE OF POLLUTION ALLOWANCES

     In December of 2001, the Company sold 1,368 tons of Nitrous Oxide ("NOx") allowances to a utility company for $18.1 which was recorded in "Other (Income) Expense, net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

NOTE 17--BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in a single business segment, which comprises the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 17--BUSINESS SEGMENTS AND CONCENTRATION OF RISKS--(CONTINUED)

operating companies and divisions involved in the manufacturing of basic steel products and related raw material operations.

     The Company both produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the years ended December 31, 2001, 2000 and 1999, approximately 73%, 79% and 79% of the sales were to customers in five mid-American states, respectively, and 90%, 93% and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets, respectively.

     Sales to Ryerson Tull, Inc. approximated 10%, 10% and 12% of consolidated net sales in the years ended December 31, 2001, 2000 and 1999. No other customer, except I/N Kote (see Note 13), accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

     As of December 31, 2001, approximately 77% of the active workforce was represented by the United Steelworkers of America ("USWA"). The existing labor contract between the USWA and the Company expires July 31, 2004.

NOTE 18--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                      2001
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
Net sales...........................................  $529.9    $520.5    $489.0    $544.7
Operating profit (loss).............................   (70.9)     (8.6)    (22.3)    (25.8)
Net income (loss)...................................   (60.0)    (17.7)    (30.1)    (18.2)
                                                                      2000
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
Net sales...........................................  $638.0    $630.1    $567.7    $547.8
Operating profit (loss).............................    34.6      27.7      10.6     (37.1)
Net income (loss)...................................     8.5       3.9     (10.2)    (35.1)
                                                                      1999
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
Net sales...........................................  $640.9    $637.1    $598.0    $601.9
Operating profit....................................    18.9      43.3      34.0      45.7
Net income (loss)...................................    (2.8)     14.0       7.9      16.9

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                            SCHEDULE II -- RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
             (Dollars in Millions except share and per share data)

                                                                   PROVISION FOR ALLOWANCES,
                                                                  CLAIMS AND DOUBTFUL ACCOUNTS
                                                  ------------------------------------------------------------
                                                   BALANCE AT       ADDITIONS       DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF      CHARGED TO         FROM           END OF
                                                     PERIOD           INCOME         RESERVES         PERIOD
                                                  ------------      ----------      ----------      ----------
January 1, 2001 through December 31, 2001.......     $17.0             $ --            $0.3           $16.7
January 1, 2000 through December 31, 2000.......     $18.6             $0.1            $1.7           $17.0
January 1, 1999 through December 31, 1999.......      17.1              1.9             0.4            18.6

                                                                     RESTRUCTURING RESERVE
                                                  ------------------------------------------------------------
                                                   BALANCE AT       ADDITIONS       DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF      CHARGED TO         FROM           END OF
                                                     PERIOD          RESERVES        RESERVES         PERIOD
                                                  ------------      ----------      ----------      ----------
January 1, 2001 through December 31, 2001.......      $4.1             $7.1(A)        $10.4(A)         $0.8
January 1, 2000 through December 31, 2000.......      $6.1             $4.1(A)        $ 6.1(A)         $4.1
January 1, 1999 through December 31, 1999.......       7.7              9.1             9.2(A)          6.1
                                                                                        1.6(B)
                                                                                       (0.1)(C)

---------------
NOTES:

(A) Workforce reduction costs.

(B) Acquisition costs.

(C) Other costs.

                                                                       SHUTDOWN RESERVES
                                                  ------------------------------------------------------------
                                                   BALANCE AT       ADDITIONS       DEDUCTIONS      BALANCE AT
                                                  BEGINNING OF      CHARGED TO         FROM           END OF
                                                     PERIOD           INCOME         RESERVES         PERIOD
                                                  ------------      ----------      ----------      ----------
January 1, 2001 through December 31, 2001.......     $26.4               --            $1.2           $25.2
January 1, 2000 through December 31, 2000.......     $27.4               --            $1.0           $26.4
January 1, 1999 through December 31, 1999.......      29.0              0.1             1.7            27.4

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ISPAT INLAND INC.


                                    By:   /s/  PETER D. SOUTHWICK
                                         ---------------------------------------
                                          Peter D. Southwick
                                          President and Chief Operating Officer
                                          (Principal Executive Officer)
                                          March 21, 2002


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



                 SIGNATURE                                             TITLE                                DATE
                 ---------                                             -----                                ----
  /s/  PETER D. SOUTHWICK                              President and Chief Operating Officer            March 21, 2002
  ----------------------------                              (Principal Executive Officer)
         Peter D. Southwick                                         and Director


/s/  MICHAEL G. RIPPEY                                Vice President--Finance & Administration          March 21, 2002
--------------------------------                              and Chief Financial Officer
         Michael G. Rippey                                 (Principal Financial Officer)
                                                          (Principal Accounting Officer)
                                                                    and Director


         Lakshmi N. Mittal                 }                       Director


         Robert B. McKersie                }                       Director


         Malay Mukherjee                   }                       Director


         Richard Leblanc                   }                       Director


         Ashok L. Aranha                   }                       Director


         Jean-Pierre Picard                }                       Director



                                              By:    /s/  MARC R. JESKE
                                                     ----------------------
                                                     Marc R. Jeske
                                                     Attorney-in-fact
                                                     March 21, 2002

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

10.B Amendment No. 1 to the Credit Agreement dated as of September 30, 1999, to the Credit Agreement dated as of July 16, 1998, among Ispat Inland L.P., Inland Steel Company, Burnham Trucking Company, Inc., Incoal Company and Credit Suisse First Boston. (Filed as Exhibit 10.A to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated as reference herein.)

16 Letter dated August 25, 1998 from Pricewaterhouse Coopers LLP regarding change in certifying accountant. (Filed Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 28, 1998, and incorporated by reference herein).

24      Powers of Attorney......................................................