Form 10-Q
period 2002-03-31
ISPAT INLAND INC
filed 2002-04-25
CIK 50548

                                                            FIRST QUARTER - 2002





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of April 24, 2002.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 2002 and 2001                                                                  2

           Condensed Consolidated Statements of Comprehensive Income for the Three
           Months Ended March 31, 2002 and 2001                                                           2

           Condensed Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2002 and 2001                                                                  3

           Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001               4

           Notes to Condensed Consolidated Financial Statements                                           5 - 10

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                    11

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                           12
     ITEM 5.  Other                                                                                       12
     ITEM 6.  Exhibits and Reports on Form 8-K                                                            12


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                             2002                          2001
                                                  ----------------------------  ---------------------------
NET SALES                                                             $ 532.0                      $ 529.9
                                                  ----------------------------  ---------------------------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                                    510.1                        566.2
  Selling, general and
          administrative expenses                                         6.3                          8.5
  Depreciation                                                           24.5                         26.1
                                                  ----------------------------  ---------------------------
      Total                                                             540.9                        600.8
                                                  ----------------------------  ---------------------------

OPERATING LOSS                                                           (8.9)                       (70.9)
Other (income) expense, net                                              (1.0)                         0.2
Interest and other expense on debt                                       19.2                         24.0
                                                  ----------------------------  ---------------------------
LOSS BEFORE INCOME TAXES                                                (27.1)                       (95.1)
BENEFIT FOR INCOME TAXES                                                (10.3)                       (35.1)
                                                  ----------------------------  ---------------------------
NET LOSS BEFORE EXTRAORDINARY
   INCOME                                                               (16.8)                       (60.0)
Gain on early extinguishment of debt,
   net of tax (Note 3)                                                    9.1                            -
                                                  ----------------------------  ---------------------------
NET LOSS                                                               $ (7.7)                     $ (60.0)
                                                  ============================  ===========================


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                           2002                    2001
                                                  -----------------------  ----------------------
Net loss                                                          $ (7.7)                $ (60.0)
Other comprehensive income, net of tax:
  Reclassification adjustment for losses
        included in net loss                                           -                     0.3
                                                  -----------------------  ----------------------
COMPREHENSIVE LOSS                                                $ (7.7)                $ (59.7)
                                                  =======================  ======================


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                     2002               2001
                                                                                ---------------    ----------------
OPERATING ACTIVITIES
  Net loss                                                                              $ (7.7)            $ (60.0)
                                                                                ---------------    ----------------
  Adjustments to reconcile net loss to net cash from operating activities:
    Gain on early extinguishment of debt                                                 (14.0)                  -
    Loss on sale of available for sale securities                                            -                 0.5
    Depreciation                                                                          24.5                26.1
    Amortization of debt premium                                                          (0.3)               (0.3)
    Undistributed earnings from joint ventures                                            (3.9)                1.7
    Deferred income taxes                                                                 (5.3)              (34.3)
    Change in:
      Receivables                                                                        (10.4)              (24.1)
      Inventories                                                                         61.7                81.8
      Prepaid expenses and other assets                                                   (1.5)               (4.3)
      Accounts payable                                                                     3.7               (27.9)
      Payables to/receivables from related companies                                      (9.4)               (1.9)
      Other accrued liabilities                                                            1.9                (2.2)
      Deferred employee benefit cost                                                      (1.9)              (47.3)
    Other items                                                                            1.0                (0.4)
                                                                                ---------------    ----------------
    Net adjustments                                                                       46.1               (32.6)
                                                                                ---------------    ----------------
          Net cash from operating activities                                              38.4               (92.6)

INVESTING ACTIVITIES
  Capital expenditures                                                                    (4.1)              (10.0)
  Proceeds from sale of available for sale securities                                        -                 4.0
  Investments in and advances to joint ventures, net of distributions                      3.1                 1.5
                                                                                ---------------    ----------------
          Net cash from investing activities                                              (1.0)               (4.5)

FINANCING ACTIVITIES
  Payments on long-term debt                                                              (9.2)               (1.7)
  Dividends paid                                                                             -                (1.8)
  Proceeds from note receivable from related company                                         -                 1.4
  Proceeds from note payable from related company                                          1.3                53.2
  Bank overdrafts                                                                        (15.8)                4.5
  Proceeds from revolver borrowings, net                                                 (18.0)               38.0
                                                                                ---------------    ----------------
          Net cash from financing activities                                             (41.7)               93.6
                                                                                ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                                      (4.3)               (3.5)
Cash and cash equivalents - beginning of period                                           24.2                24.0
                                                                                ---------------    ----------------
Cash and cash equivalents - end of period                                               $ 19.9              $ 20.5
                                                                                ===============    ================

Non-cash activity:
     Receipt of available for sale securities                                              $ -              $ 56.8



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                              MARCH 31, 2002       DECEMBER 31, 2001
                                                                        ----------------------   ----------------------
Assets
  CURRENT ASSETS
    Cash and cash equivalents                                                       $    19.9                $    24.2
    Receivables, less provision for allowances, claims and                              204.6                    194.2
          doubtful accounts of $14.8 and $16.7
    Receivables from related companies                                                    1.7                      3.3
    Inventories                                                                         351.4                    413.1
    Deferred income taxes                                                                35.2                     35.2
                                                                        ----------------------   ----------------------
          Total current assets                                                          612.8                    670.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                         246.5                    245.7
  PROPERTY, PLANT AND EQUIPMENT, NET                                                  1,785.0                  1,805.4
  NOTE RECEIVABLE FROM RELATED COMPANIES                                                  2.9                      2.9
  DEFERRED INCOME TAXES                                                                 180.0                    174.7
  PENSION INTANGIBLE ASSET                                                               81.2                     81.2
  OTHER ASSETS                                                                           56.9                     55.4
                                                                        ----------------------   ----------------------
          Total Assets                                                              $ 2,965.3                $ 3,035.3
                                                                        ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                                $   173.8                $   170.1
    Bank overdrafts                                                                       7.0                     22.8
    Payables to related companies                                                         1.0                     12.0
    Accrued expenses and other liabilities                                              137.9                    136.0
    Long-term debt due within one year
      Related companies                                                                   7.0                      7.0
      Other                                                                               0.5                        -
                                                                        ----------------------   ----------------------
          Total current liabilities                                                     327.2                    347.9
  LONG-TERM DEBT
    Related companies (Note 5)                                                          822.2                    822.7
    Other                                                                               384.4                    424.6
  DEFERRED EMPLOYEE BENEFITS                                                          1,366.7                  1,368.6
  OTHER LONG-TERM OBLIGATIONS                                                            50.2                     49.2
                                                                        ----------------------   ----------------------
          Total liabilities                                                           2,950.7                  3,013.0
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
  STOCKHOLDERS' EQUITY
    Preferred stock                                                                      90.0                     90.0
    Common stock                                                                        320.0                    320.0
    Accumulated deficit                                                                (162.8)                  (155.1)
    Accumulated other comprehensive loss                                               (232.6)                  (232.6)
                                                                        ----------------------   ----------------------
          Total stockholders' equity                                                     14.6                     22.3
                                                                        ----------------------   ----------------------
          Total Liabilities and Stockholders' Equity                                $ 2,965.3                $ 3,035.3
                                                                        ======================   ======================

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

Certain amounts on the 2001 Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.


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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating this pronouncement to determine its impact, if any, on the consolidated financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company has determined that the adoption of SFAS No. 144 had no current impact on the consolidated financial statements. The Company will continue to apply the provisions of SFAS No. 144 on a prospective basis.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                     MARCH 31, 2002         DECEMBER 31, 2001
                                 ----------------------  -----------------------
In process and finished steel                  $ 257.9                  $ 270.4
Raw materials and supplies:
  Iron ore                                        31.4                     64.6
  Scrap and other raw materials                   32.2                     46.3
  Supplies                                        29.9                     31.8
                                 ----------------------  -----------------------
                                                  93.5                    142.7
                                 ----------------------  -----------------------
          Total                                $ 351.4                  $ 413.1
                                 ======================  =======================


NOTE 3 - LONG-TERM DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent. The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005, a $350 Tranche C Term Loan due July 16, 2006 and a $160 letter of credit extending to July 9, 2003. The LC has not been drawn upon.

Under terms of the Credit Agreement, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company amended the Credit Agreement, effective March 30, 2001, which eliminated the minimum Consolidated EBITDA requirement for 2001. The Company was in compliance with this covenant at March 31, 2002. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to pay dividends and other restricted payments, incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $165 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company at December 31, 2001, the trustee retains initial control over cash lockbox receipts effective in early February of 2002. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice will have no impact on cash available to the Company under the facility. At March 31, 2002 and December 31, 2001, $140 and $155, respectively, was borrowed under the facility.

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At March 31, 2002 and December 31, 2001, $23 and $26, respectively, was borrowed under this facility.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - LONG-TERM DEBT (CONT.)

At March 31, 2002 and December 31, 2001, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to use these revolving credit facilities as a means of long term financing.

In March 2002, the Company purchased $14.3 of its Pollution Control Series 1993 bonds, $3.8 of its Pollution Control Series 1995 and $0.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized an extraordinary gain of $14.0 ($9.1 after tax).

NOTE 4 - EQUITY

Common Stock

On March 31, 2002 and December 31, 2001, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On March 31, 2002 and December 31, 2001, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $0.4 and $0.9 by Ispat for the three months ended March 31, 2002 and 2001, respectively, for management, financial and legal services provided to the Company. The Company was also charged $0.4 and $0.6 by Ispat North America Holding Inc. for corporate expense allocations for the three months ended March 31, 2002 and 2001.

The Company purchased $3.3 and $0.9 of inventory from subsidiaries of Ispat during the three months ended March 31, 2002 and 2001, respectively. The Company sold $1.4 and $0.6 of inventory to subsidiaries of Ispat for the three months ended March 31, 2002 and 2001, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $37.2 and $36.0 for such tolling services for the three months ended March 31, 2002 and 2001, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $84.7 and $65.4 for the three months ended March 31, 2002 and 2001, respectively.

The Company's debt due to related companies of $829.2 and $829.7 as of March 31, 2002 and December 31, 2001, respectively, consists of $673.8 and $675.5, respectively, payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $155.4 and $154.2, respectively, advances from other subsidiaries of Ispat. Under the Credit Agreement, these advances cannot be repaid until the Company's leverage falls to specified levels. At March 31, 2002, the Company has both the ability and the intent to refinance the advances and related unpaid interest as the obligations mature, therefore the amounts have been shown as long-term.

The Company's note receivable from a related company of $2.9 at both March 31, 2002 and December 31, 2001 is due from Ispat Inland, L.P. It arose in connection with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONT.)

The Company's receivable from related companies of $1.7 and $3.3 at March 31, 2002 and December 31, 2001, respectively, consists of trade and other intercompany receivables. The Company's payable to related companies of $1.0 and $12.0 at March 31, 2002 and December 31, 2001, respectively, consists of trade and other intercompany expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At March 31, 2002, the Company guaranteed $1.9 and $73.0 of long-term debt attributable to PCI Associates and I/N Kote, two of its equity investments, respectively. The Company owns a 50% interest in the PCI Associates joint venture which is a pulverized coal injection facility located at the Indiana Harbor Works.

The Company entered into an agreement with the Pension Benefit Guaranty Company (the "PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made cash contributions of $108.6 in 2001 and $30.7 in 2000 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, through 2003, an additional $5 per year. Included in the 2001 payments was a prepayment of the entire 2002 obligation and a portion of the 2003 obligation. Accordingly, no further contribution under this agreement is required for 2002. The Company is obligated to make a payment during the first quarter of 2003, however, the amount of the payment to be made is not yet estimable. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of March 31, 2002 and December 31, 2001, the estimated minimum tolling charges remaining over the life of this agreement were approximately $175.3 and $182.6, respectively.

As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT.)

Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. To date, approximately $4.4 has been spent on the Sediment Remediation and approximately $16.3 has been spent on the Corrective Action. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.5 as of March 31, 2002, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the two phases of assessments have been completed, the Company cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $45 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At March 31, 2002 and December 31, 2001, the Company's reserves for environmental liabilities totaled $27, $21 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $7.0 and $3.3 at March 31, 2002 and December 31, 2001, respectively.

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


NOTE 7 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond three years. At March 31, 2002, the Company had entered into contracts for these commodities for notional amounts of $14.0. For the quarter ended March 31, 2002, the Company recorded a $1.3 gain for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $1.6 on deposit with counterparties at March 31, 2002 that was classified as an other asset on the balance sheet.

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar. Due to the decline in interest rates during fiscal year 2001, the fair value of the collar represented a derivative liability to the Borrower of approximately $10.4 at March 31, 2002.

NOTE 8 - WORKFORCE REDUCTION

For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 250 salaried non-represented employees. Of the amounts recorded, $11.1 is included in Deferred Employee Benefits. During the first quarter of 2002, the Company paid $0.1 related to the 2001 workforce reductions, in addition to the $6.3 previously paid in 2001. The Company's reserve for the remaining workforce reductions totaled $0.7 as of March 31, 2002 and is included in "Accrued expenses and other liabilities" in the consolidated balance sheets.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Comparison of First Quarter 2002 to First Quarter 2001

Net sales of $532.0 for the first quarter of 2002 increased by 0.4 percent over $529.9 in the year-ago quarter as volume increased by 3.8 percent and average selling price per ton decreased 3.3 percent. Steel shipments were 1,408,917 net tons for the first quarter of 2002 compared to 1,357,101 net tons for the first quarter of 2001.

Cost of goods sold of $510.1 decreased 9.9 percent from $566.2 in the year-ago quarter due to decreases in labor and natural gas costs. The year-ago quarter also included approximately $28.0 related to the installation and start-up of the new No. 4 Walking Beam Furnace at the 80" HSM.

Selling, general and administrative expenses of $6.3 decreased 25.9 percent from $8.5 in the year-ago quarter due to decreased spending during the current quarter.

Depreciation expense of $24.5 for the current quarter decreased 6.1% as compared to $26.1 in the year-ago quarter.

An operating loss of $8.9 was reported for the current quarter compared to an operating loss of $70.9 in the year-ago quarter as a result of the items noted above.

Other (income) expense, net of $1.0 of income increased by $1.2 from $0.2 of expense in the year-ago quarter due to decreased corporate expenses. The year-ago quarter also included a loss on the sale of the Company's investment in Nippon Steel Corporation stock.

Interest expense of $19.2 in the current quarter decreased 20.0 percent from $24.0 in the year ago quarter due to a reduction in interest rates and a decrease in the debt balance.

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

             None

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ISPAT INLAND INC.




                                          By     /s/ Michael G. Rippey
                                            ------------------------------------
                                              Michael G. Rippey
                                              Vice President -
                                              Finance & Administration
                                                          and CFO
                                              Principal Financial Officer
                                              Principal Accounting Officer
                                                       and Director




Date:     April 25, 2002

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

 2.(i) Copy of Letter Agreement between Inland Steel Industries, Inc. and Ispat International N.V. ("Ispat") for the acquisition of Inland Steel Company by Ispat, dated March 16, 1998 (Filed as Exhibit 2 to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1997, and incorporated by reference herein.)
 3.(i) Copy of Restated Certificate of Incorporation, as amended, of the Company. (Filed as Exhibit 3-A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein.)
 3.(ii) Copy of By-Laws, as amended, of the Company. (Filed as Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)
3.(iii) Copy of Corrected Certificate of the Designations, Powers, Preferences and Relative, Participating or Other Rights, and the Qualifications, Limitations or Restrictions thereof, of Series A 8% Preferred Stock of Ispat Inland Inc., filed January 3, 2000.
 4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company (the "Steel Company ") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (I) Exhibits B-1(a), B-1(b), B-1(c),B-1(d) and B-1(e), filed with Steel Company's Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company's Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company's Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company's Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company's Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company's Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company's Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company's Current Report on Form 8-K dated June 23, 1993; (xxviii) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter Ended September 30, 1995, and (xxx) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.B Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between the Company and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, as Amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and incorporated by reference herein.)

 4.C Copy of Thirty-Sixth Supplemental Indenture dated as of July 16, 1998 from Inland Steel Company to First National Bank and John G. Finley as Trustees to the First Mortgage Indenture dated April 1, 1928, between Inland Steel Company and First Trust and Savings Bank and Melvin A. Taylor, as Trustees (filed as Exhibit 4.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference herein.
 10.A Credit Agreement dated as of July 16, 1998, among Ispat Inland L.P., Inland Steel Company, Burnham Trucking Company, Inc., Incoal Company and Credit Suisse First Boston. (Filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)
 10.B Amendment No.1 to the Credit Agreement dated as of September 30, 1999, to the Credit Agreement dated as of July 16, 1998, among Ispat Inland L.P., Inland Steel Company, Burnham Trucking Company, Inc., Incoal Company and Credit Suisse First Boston. (Filed as Exhibit 10.A to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated as reference herein.)
 10.C Amendment No. 2 to the Credit Agreement dated as of March 30, 2001, to the Credit Agreement dated as of July 16, 1998, among Ispat Inland L.P., Inland Steel Company, Burnham Trucking Company, Inc., Incoal
         Company and Credit Suisse First Boston.................................
 10.D Amendment No. 3 to the Credit Agreement dated as of March 1, 2002, to the Credit Agreement dated as of July 16, 1998, among Ispat Inland L.P., Inland Steel Company, Burnham Trucking Company, Inc., Incoal
         Company and Credit Suisse First Boston.................................
 16 Letter dated August 25, 1998 from Pricewaterhouse Coopers LLP regarding change in certifying accountant. (Filed Exhibit 16.1 to the Company's Currrent Report on Form 8-K filed on August 28, 1998, and incorporated by reference herein).