Form 10-Q
period 2002-06-30
ISPAT INLAND INC
filed 2002-07-29
CIK 50548

                                                           SECOND QUARTER - 2002





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(Dd OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of July 24, 2002, all of which were owned by Ispat Inland Holdings, Inc.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION
     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2002 and 2001                                                              2

           Condensed Consolidated Statements of Comprehensive Income for the Three and Six
           Months Ended June 30, 2002 and 2001                                                       2

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2002 and 2001                                                                    3

           Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001           4

           Notes to Condensed Consolidated Financial Statements                                 5 - 10

     ITEM 2.  Management's Narrative Analysis of Results of Operations                              11

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                     12
     ITEM 6.  Exhibits and Reports on Form 8-K                                                      12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30                  JUNE 30
                                           -------------------     -----------------------
                                             2002        2001        2002          2001
                                           --------    --------    --------      --------
NET SALES                                  $  589.0    $  520.5    $1,121.0      $1,050.4
                                           --------    --------    --------      --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                          539.2       502.1     1,049.3       1,068.3
  Legal settlement                             --          (7.5)       --            (7.5)
  Selling, general and
          administrative expenses               7.0         8.5        13.3          17.0
  Depreciation                                 24.6        26.0        49.1          52.1
                                           --------    --------    --------      --------
      Total                                   570.8       529.1     1,111.7       1,129.9
                                           --------    --------    --------      --------

OPERATING  PROFIT (LOSS)                       18.2        (8.6)        9.3         (79.5)
Other (income) expense, net                    (1.2)        0.4        (2.2)          0.5
Interest and other expense on debt             18.7        25.6        37.9          49.6
                                           --------    --------    --------      --------
INCOME (LOSS) BEFORE INCOME TAXES               0.7       (34.6)      (26.4)       (129.6)
(BENEFIT) FOR INCOME TAXES                     (0.5)      (13.8)      (10.8)        (48.8)
                                           --------    --------    --------      --------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
          GAIN                                  1.2       (20.8)      (15.6)        (80.8)
Extraordinary gain on early retirement
       of debt, net of tax (Note 3)             9.5         3.1        18.6           3.1
                                           --------    --------    --------      --------
NET INCOME (LOSS)                          $   10.7    $  (17.7)   $    3.0      $  (77.7)
                                           ========    ========    ========      ========

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30                 JUNE 30
                                             2002        2001        2002         2001
                                           --------    --------    --------      --------
Net income (loss)                           $  10.7    $  (17.7)   $    3.0      $  (77.7)
Other comprehensive income, net of tax:
  Reclassification adjustment for losses
       included in net loss                     --          --         --             0.3
                                           --------    --------    --------      --------
COMPREHENSIVE INCOME (LOSS)                 $  10.7    $  (17.7)   $    3.0      $  (77.4)
                                           ========    ========    ========      ========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30
                                                                           2002     2001
                                                                          ------   ------
OPERATING ACTIVITIES
  Net income (loss)                                                       $  3.0   $(77.7)
                                                                          ------   ------
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Gain on early extinguishment of debt                                   (29.2)    (4.8)
    Loss on sale of available for sale securities                           --        0.5
    Depreciation                                                            49.1     52.1
    Amortization of debt premium                                            (0.6)    (0.7)
    Undistributed earnings from joint ventures                               4.9    (13.2)
    (Gain) loss on sale of property, plant & equipment                      (0.3)     0.4
    Deferred income taxes                                                   (0.1)   (46.5)
    Change in:
      Receivables                                                          (15.5)   (12.6)
      Inventories                                                           50.5    100.0
      Other assets                                                          (2.4)    35.1
      Accounts payable                                                     (14.4)   (38.2)
      Payables to/receivables from related companies                         0.3      1.1
      Other accrued liabilities                                             (4.9)   (15.1)
      Deferred employee benefit cost                                        (0.9)   (47.9)
    Other items                                                              1.7     (0.6)
                                                                          ------   ------
    Net adjustments                                                         38.2      9.6
                                                                          ------   ------
          Net cash from operating activities                                41.2    (68.1)

INVESTING ACTIVITIES
  Capital expenditures                                                     (11.0)   (16.5)
  Proceeds from sale of available for sale securities                       --        4.0
  Proceeds from sale of property, plant & equipment                          0.3      0.5
  Investments in and advances to joint ventures, net of distributions       (3.6)     2.6
                                                                          ------   ------
          Net cash from investing activities                               (14.3)    (9.4)

FINANCING ACTIVITIES
  Payments on long-term debt                                               (14.5)   (10.6)
  Dividends paid                                                            --       (3.6)
  Proceeds from note receivable from related company, net                   (1.2)     1.7
  Proceeds from note payable to related company                              1.6    111.8
  Bank overdrafts                                                          (12.5)   (15.2)
  Proceeds from (payments to) revolver borrowings, net                     (10.0)   (22.0)
                                                                          ------   ------
          Net cash from financing activities                               (36.6)    62.1
                                                                          ------   ------

Net decrease in cash and cash equivalents                                   (9.7)   (15.4)
Cash and cash equivalents - beginning of period                             24.2     24.0
                                                                          ------   ------
Cash and cash equivalents - end of period                                 $ 14.5   $  8.6
                                                                          ======   ======
Non-cash activity:
  Receipt of available for sale securities                                $ --     $ 56.8



See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                             JUNE 30,   DECEMBER 31,
                                                               2002        2001
                                                             --------    --------
Assets
  CURRENT ASSETS
    Cash and cash equivalents                                $   14.5    $   24.2
    Receivables, less provision for allowances, claims and      209.7       194.2
          doubtful accounts of $14.9 and $16.7
    Receivables from related companies                            3.4         3.3
    Inventories                                                 362.6       413.1
    Deferred income taxes                                        35.2        35.2
                                                             --------    --------
          Total current assets                                  625.4       670.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                 244.4       245.7
  PROPERTY, PLANT AND EQUIPMENT, NET                          1,767.3     1,805.4
  NOTE RECEIVABLE FROM RELATED COMPANIES                          4.1         2.9
  DEFERRED INCOME TAXES                                         174.8       174.7
  PENSION INTANGIBLE ASSET                                       81.2        81.2
  OTHER ASSETS                                                   57.8        55.4
                                                             --------    --------
          Total Assets                                       $2,955.0    $3,035.3
                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                         $  155.7    $  170.1
    Bank overdrafts                                              10.3        22.8
    Payables to related companies                                12.4        12.0
    Pension contribution                                         54.5        --
    Accrued expenses and other liabilities                      131.1       136.0
    Long-term debt due within one year
      Related companies                                           7.0         7.0
                                                             --------    --------
          Total current liabilities                             371.0       347.9
  LONG-TERM DEBT
    Related companies (Note 5)                                  820.8       822.7
    Other                                                       373.8       424.6
  DEFERRED EMPLOYEE BENEFITS                                  1,313.2     1,368.6
  OTHER LONG-TERM OBLIGATIONS                                    50.9        49.2
                                                             --------    --------
          Total liabilities                                   2,929.7     3,013.0
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
  STOCKHOLDERS' EQUITY
    Preferred stock                                              90.0        90.0
    Common stock                                                320.0       320.0
    Accumulated deficit                                        (152.1)     (155.1)
    Accumulated other comprehensive loss                       (232.6)     (232.6)
                                                             --------    --------
          Total stockholders' equity                             25.3        22.3
                                                             --------    --------
          Total Liabilities and Stockholders' Equity         $2,955.0    $3,035.3
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

Certain amounts in the 2001 Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating this pronouncement to determine its impact, if any, on the consolidated financial statements.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                    JUNE 30, 2002  DECEMBER 31, 2001
                                    -------------  -----------------

In process and finished steel          $260.2            $270.4
Raw materials and supplies:
  Iron ore                               37.2              64.6
  Scrap and other raw materials          36.6              46.3
  Supplies                               28.6              31.8
                                       ------            ------
                                        102.4             142.7
                                       ------            ------
          Total                        $362.6            $413.1
                                       ======            ======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - LONG-TERM DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat, , Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998 (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent. The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005, a $350 Tranche C Term Loan due July 16, 2006 and a $160 letter of credit extending to July 9, 2003. The LC has not been drawn upon.

Under terms of the Credit Agreement, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company amended the Credit Agreement, effective March 30, 2001, which eliminated the minimum Consolidated EBITDA requirement for 2001. The Company was in compliance with this covenant at June 30, 2002. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to pay dividends and other restricted payments, incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $165 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company at December 31, 2001, the trustee retains initial control over cash lockbox receipts effective in early February of 2002. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice does not have an impact on cash available to the Company under the facility. At June 30, 2002 and December 31, 2001, $128 and $155, respectively, was borrowed under the facility.

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At June 30, 2002 and December 31, 2001, $43 and $26, respectively, was borrowed under this facility.

At June 30, 2002 and December 31, 2001, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements.

In the first quarter of 2002, the Company purchased $14.3 of its Pollution Control Series 1993, $3.8 of its Pollution Control Series 1995 and $0.7 of its Series R Bonds at discounts from face value. As a result of these early redemptions, the Company recognized an extraordinary gain of $14.0 ($9.1 after tax). In the second quarter of 2002, the Company purchased $0.2 of its Series R Bonds, $0.1 of its Pollution Control Series 1977, $1.4 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1995, $9.4 of its Pollution Control Series 13, and $6.2 of its Pollution Control Series 15 at discounts from face value. As a result of these early redemptions, the Company recognized an extraordinary gain of $15.2 ($9.5 after tax).

In the second quarter of 2001, the Company purchased $11.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized an extraordinary gain of $4.8 ($3.1 after tax).

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 4 - EQUITY

Common Stock

On June 30, 2002 and December 31, 2001, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

On June 30, 2002 and December 31, 2001, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $0.8 and $1.7 by Ispat and its subsidiaries for the three and six months ended June 30, 2002 and $1.5 and $3.1 by Ispat and its subsidiaries for the three and six months ended June 30, 2001 respectively, for management, financial and legal services provided to the Company.

The Company purchased $33.4 and $41.2 of inventory from subsidiaries of Ispat during the three and six months ended June 30, 2002 and $12.2 and $13.1 during the three and six months ended June 30, 2001, respectively. The Company sold $1.7 and $3.1 of inventory to subsidiaries of Ispat for the three and six months ended June 30, 2002 and $1.7 and $2.3 for the three and six months ended June 30, 2001, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $37.3 and $74.5 for such tolling services for the three and six months ended June 30, 2002 and $35.9 and $71.9 for the three and six months ended June 30, 2001, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold-rolled steel to I/N Kote of $81.4 and $166.1 for the three and six months ended June 30, 2002 and $70.3 and $135.7 for the three and six months ended June 30, 2001, respectively.

The Company's debt due to related companies of $827.8 and $829.7 as of June 30, 2002 and December 31, 2001, respectively, consists of $672.0 and $675.5, respectively, payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $155.8 and $154.2, respectively, advances from other subsidiaries of Ispat. Under the Credit Agreement, these advances cannot be repaid until the Company's leverage falls to specified levels. At June 30, 2002, the Company has both the ability and the intent to refinance the advances and related unpaid interest as the obligations mature, therefore the amounts have been shown as long-term.

The Company's note receivable from a related company of $4.1 and $2.9 at June 30, 2002 and December 31, 2001, respectively is due from Ispat Inland, L.P. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

The Company's receivable from related companies of $3.4 and $3.3 at June 30, 2002 and December 31, 2001, respectively, consists of trade and other intercompany receivables. The Company's payable to related companies of $12.4 and $12.0 at June 30, 2002 and December 31, 2001, respectively, consists of trade and other intercompany expenses.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

At June 30, 2002, the Company guaranteed $73.0 of long-term debt attributable to I/N Kote, one of its equity investments.

The Company entered into an agreement with the Pension Benefit Guaranty Company (the "PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made cash contributions of $108.6 in 2001 and $30.7 in 2000 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, through 2003, an additional $5 per year. Included in the 2001 payments was a prepayment of the entire 2002 obligation and a portion of the 2003 obligation. Accordingly, no further contribution under this agreement is required for 2002. The Company is obligated to make a payment during the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of June 30, 2002 and December 31, 2001, the estimated minimum tolling charges remaining over the life of this agreement were approximately $167.9 and $182.6, respectively.

As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002.

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.5 as of June 30, 2002, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments.

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

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $45 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At June 30, 2002 and December 31, 2001, the Company's reserves for environmental liabilities totaled $27.5, $21.5 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $16.5 and $3.3 at June 30, 2002 and December 31, 2001, respectively.

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

NOTE 7 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties of these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond three years. At June 30, 2002, the Company had entered into contracts for these commodities for notional amounts of $11.0. For the quarter and six months ended June 30, 2002, the Company recorded gains of $0.2 and $1.5, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $1.9 on deposit with counterparties at June 30, 2002 that was classified as an other asset on the balance sheet.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 7 - DERIVATIVES (CONT.)

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar. Due to the decline in interest rates during fiscal year 2002, the fair value of the collar represented a derivative liability to the Borrower of approximately $14.0 at June 30, 2002.

NOTE 8 - WORKFORCE REDUCTION

For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 250 salaried non-represented employees. Of the amounts recorded, $11.1 is included in Deferred Employee Benefits. During the first six months of 2002, the Company paid $0.2 related to the 2001 workforce reductions, in addition to the $6.3 previously paid in 2001. The Company's reserve for the remaining workforce reductions totaled $0.6 as of June 30, 2002 and is included in "Accrued expenses and other liabilities" in the consolidated balance sheets.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Comparison of Second Quarter 2002 to Second Quarter 2001

Net sales of $589.0 for the second quarter of 2002 increased by 13.2 percent from $520.5 in the year-ago quarter as shipments increased by 11.4 percent and average selling price per ton increased 1.6 percent. Steel shipments were 1,481,446 net tons for the second quarter of 2002 compared to 1,329,842 net tons for the second quarter of 2001.

Cost of goods sold of $539.2 increased 7.4 percent from $502.1 in the year-ago quarter due to the above mentioned increase in shipments.

Selling, general and administrative expenses of $7.0 decreased 17.7 percent from $8.5 in the year-ago quarter due to decreased spending during the current quarter.

Depreciation expense of $24.6 for the current quarter decreased 5.4 percent from $26.0 in the year-ago quarter.

An operating profit of $18.2 was reported for the current quarter compared to an operating loss of $8.6 in the year-ago quarter as a result of the items noted above.

Other (income) expense, net of $1.2 of income increased by $1.6 from $0.4 of expense due to a decrease in corporate expenses. The second quarter of 2001 included a loss on disposed property of $0.4 while the second quarter of 2002 included a gain on disposed property of $0.3.

Interest and other expense on debt of $18.7 in the current quarter decreased
27.0 percent from $25.6 in the year ago quarter due to a reduction in interest rates.

Comparison of First Six Months of 2002 to First Six Months of 2001

Net sales of $1,121.0 for the first six months of 2002 increased by 6.7 percent from $1,050.4 in the year-ago period as shipments increased by 7.6 percent and average selling price per ton decreased 0.8 percent. Steel shipments were 2,890,363 net tons for the first six months of 2002 compared to 2,686,943 net tons for the first six months of 2001.

Cost of goods sold of $1,049.3 decreased 1.8 percent from $1,068.3 in the year-ago period with lower natural gas and employment costs more than offsetting the volume impact.

Depreciation expense of $49.1 for the current period decreased 5.8 percent from $52.1 in the year-ago period.

Selling, general and administrative expenses of $13.3 decreased 21.8 percent from $17.0 in the year-ago period due to decreased spending during the current period.

Operating profit increased to a profit of $9.3 for the current period compared to a loss of $79.5 in the year-ago period as a result of the items noted above.

Other (income) expense, net of $2.2 of income increased by $2.7 from $0.5 of expense in the year-ago period due to a decrease in corporate expenses. The first six months of 2001 also included a loss on disposed property of $0.4 and a loss on the sale of stock and securities of $0.7 while the first six months of 2002 included a gain on disposed property of $0.3.

Interest and other expense on debt of $37.9 in the current period decreased 23.6 percent from $49.6 in the year ago period due to a reduction in interest rates.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

       None


ITEM 5.     OTHER

       None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

       (b)  REPORTS ON FORM 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE
                                    ---------


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



Date:    July 25, 2002

                                INDEX TO EXHIBITS

   EXHIBIT                                                            SEQUENTIAL
   NUMBER                       DESCRIPTION                            PAGE NO.
   -------                      -----------                           ----------

             None...............................................................