Form 10-Q
period 2002-09-30
ISPAT INLAND INC
filed 2002-10-30
CIK 50548

                                                            THIRD QUARTER - 2002




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of October 24, 2002, all of which were owned by Ispat Inland Holdings, Inc.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2002 and 2001                                                              2

           Condensed Consolidated Statements of Comprehensive Income for the Three and Nine
           Months Ended September 30, 2002 and 2001                                                       2

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2002 and 2001                                                                    3

           Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001           4

           Notes to Condensed Consolidated Financial Statements                                           5 - 10

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                    11

     ITEM 4.  Controls and Procedures                                                                     12

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                           13
     ITEM 5. Other                                                                                        13
     ITEM 6.  Exhibits and Reports on Form 8-K                                                            13

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30              SEPTEMBER 30
                                           --------------------    ------------------------
                                             2002        2001         2002          2001
                                           --------    --------    ----------    ----------
NET SALES                                  $  597.3    $  489.0    $  1,718.3    $  1,539.4
                                           --------    --------    ----------    ----------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                          525.2       466.7       1,574.4       1,528.8
  Legal settlement                             --          --            --            (7.5)
  Selling, general and
          administrative expenses               7.0         7.6          20.3          24.6
  Workforce reduction provision                --          11.0          --            17.2
  Depreciation                                 25.4        26.0          74.5          78.1
                                           --------    --------    ----------    ----------
      Total                                   557.6       511.3       1,669.2       1,641.2
                                           --------    --------    ----------    ----------

OPERATING  PROFIT (LOSS)                       39.7       (22.3)         49.1        (101.8)
Other (income) expense, net                    (0.3)        0.3          (2.4)          0.8
Interest and other expense on debt             20.4        23.4          58.3          73.0
                                           --------    --------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES              19.6       (46.0)         (6.8)       (175.6)
PROVISION (BENEFIT) FOR INCOME TAXES            6.6       (15.9)         (4.1)        (64.8)
                                           --------    --------    ----------    ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
          GAIN                                 13.0       (30.1)         (2.7)       (110.8)
Extraordinary gain on early retirement
       of debt, net of tax (Note 3)            --          --            18.6           3.1
                                           --------    --------    ----------    ----------
NET INCOME (LOSS)                          $   13.0    $  (30.1)   $     15.9    $   (107.7)
                                           ========    ========    ==========    ==========

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                             2002        2001         2002          2001
                                           --------    --------    ----------    ----------
Net income (loss)                          $   13.0    $  (30.1)   $     15.9    $   (107.7)
Other comprehensive income, net of tax:
  Reclassification adjustment for losses
       included in net loss                    --          --            --             0.3
                                           --------    --------    ----------    ----------
COMPREHENSIVE INCOME (LOSS)                $   13.0    $  (30.1)   $     15.9    $   (107.4)
                                           ========    ========    ==========    ==========


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                              2002       2001
                                                                            -------    --------
OPERATING ACTIVITIES
  Net income (loss)                                                         $  15.9    $ (107.7)
                                                                            -------    --------
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Gain on early extinguishment of debt                                      (29.2)       (4.8)
    Loss on sale of available for sale securities                              --           0.5
    Depreciation                                                               74.5        78.1
    Amortization of debt premium                                               (0.9)       (1.0)
    Undistributed earnings from joint ventures                                 (5.0)      (23.5)
    (Gain) loss on sale of property, plant & equipment                         (0.3)        0.4
    Deferred income taxes                                                       6.5       (63.1)
    Change in:
      Receivables                                                             (40.1)        7.1
      Inventories                                                             (12.3)       81.5
      Other assets                                                             (2.5)       48.2
      Accounts payable                                                          2.3       (28.4)
      Payables to/receivables from related companies                           (0.4)        5.6
      Other accrued liabilities                                                 7.9        (8.0)
      Deferred employee benefit cost                                           (1.1)     (103.6)
    Other items                                                                 3.4         2.1
                                                                            -------    --------
    Net adjustments                                                             2.8        (8.9)
                                                                            -------    --------
          Net cash from operating activities                                   18.7      (116.6)

INVESTING ACTIVITIES
  Capital expenditures                                                        (31.2)      (22.5)
  Proceeds from sale of available for sale securities                          --           4.0
  Proceeds from sale of property, plant & equipment                             0.3         0.5
  Investments in and advances to joint ventures, net of distributions           0.7         5.7
                                                                            -------    --------
          Net cash from investing activities                                  (30.2)      (12.3)

FINANCING ACTIVITIES
  Payments on long-term debt                                                  (16.3)      (12.4)
  Dividends paid                                                               --          (5.4)
  Proceeds from note receivable from related company, net                      (3.2)        2.0
  Proceeds from note payable to related company                                 1.6       129.8
  Bank overdrafts                                                              (2.6)       (0.5)
  Proceeds from revolver borrowings, net                                       35.0         8.0
                                                                            -------    --------
          Net cash from financing activities                                   14.5       121.5
                                                                            -------    --------

Net decrease in cash and cash equivalents                                       3.0        (7.4)
Cash and cash equivalents - beginning of period                                24.2        24.0
                                                                            -------    --------
Cash and cash equivalents - end of period                                   $  27.2    $   16.6
                                                                            =======    ========

Non-cash activity:
  Receipt of available for sale securities                                  $  --      $   56.8


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                           SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                           ------------------    -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                  $     27.2            $     24.2
    Receivables, less provision for allowances, claims and          234.3                 194.2
          doubtful accounts of $16.0 and $16.7
    Receivables from related companies                                4.2                   3.3
    Inventories                                                     425.4                 413.1
    Deferred income taxes                                            35.2                  35.2
                                                               ----------            ----------
          Total current assets                                      726.3                 670.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                     250.0                 245.7
  PROPERTY, PLANT AND EQUIPMENT, NET                              1,762.1               1,805.4
  NOTE RECEIVABLE FROM RELATED COMPANIES                              6.1                   2.9
  DEFERRED INCOME TAXES                                             168.2                 174.7
  PENSION INTANGIBLE ASSET                                           81.2                  81.2
  OTHER ASSETS                                                       57.9                  55.4
                                                               ----------            ----------
          Total Assets                                         $  3,051.8            $  3,035.3
                                                               ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                           $    172.4            $    170.1
    Bank overdrafts                                                  20.2                  22.8
    Payables to related companies                                    12.5                  12.0
    Pension contribution                                             54.5                  --
    Accrued expenses and other liabilities                          143.9                 136.0
    Long-term debt due within one year
      Related companies                                               7.0                   7.0
                                                               ----------            ----------
          Total current liabilities                                 410.5                 347.9
  LONG-TERM DEBT
    Related companies (Note 5)                                      819.0                 822.7
    Other                                                           418.5                 424.6
  DEFERRED EMPLOYEE BENEFITS                                      1,313.0               1,368.6
  OTHER LONG-TERM OBLIGATIONS                                        52.6                  49.2
                                                               ----------            ----------
          Total liabilities                                       3,013.6               3,013.0
  COMMITMENTS AND CONTINGENCIES (NOTE 6)
  STOCKHOLDERS' EQUITY
    Preferred stock                                                  90.0                  90.0
    Common stock                                                    320.0                 320.0
    Accumulated deficit                                            (139.2)               (155.1)
    Accumulated other comprehensive loss                           (232.6)               (232.6)
                                                               ----------            ----------
          Total stockholders' equity                                 38.2                  22.3
                                                               ----------            ----------
          Total Liabilities and Stockholders' Equity           $  3,051.8            $  3,035.3
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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other items, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Upon adoption of SFAS No. 145 on January 1, 2003, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                     SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                     ------------------    -----------------

In process and finished steel             $  309.9             $  270.4
Raw materials and supplies:
  Iron ore                                    43.8                 64.6
  Scrap and other raw materials               42.4                 46.3
  Supplies                                    29.3                 31.8
                                          --------             --------
                                             115.5                142.7
                                          --------             --------
          Total                           $  425.4             $  413.1
                                          ========             ========


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

Under terms of the Credit Agreement, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company amended the Credit Agreement, effective March 30, 2001, which eliminated the minimum Consolidated EBITDA requirement for 2001. The Company was in compliance with this covenant at September 30, 2002. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to pay dividends and other restricted payments, incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $165 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company at December 31, 2001, the trustee retains initial control over cash lockbox receipts effective in early February of 2002. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice does not have an impact on cash available to the Company under the facility. At September 30, 2002 and December 31, 2001, $147 and $155, respectively, was borrowed under the facility.

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At September 30, 2002 and December 31, 2001, $69 and $26, respectively, was borrowed under this facility.

At September 30, 2002 and December 31, 2001, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements.

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

NOTE 4 - EQUITY

Common Stock

On September 30, 2002 and December 31, 2001, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat International N.V. ("Ispat").

Cumulative Preferred Stock

On September 30, 2002 and December 31, 2001, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was charged $0.9 and $2.6 by Ispat and its subsidiaries for the three and nine months ended September 30, 2002 and $1.5 and $4.6 by Ispat and its subsidiaries for the three and nine months ended September 30, 2001 respectively, for management, financial and legal services provided to the Company.

The Company purchased $79.2 and $120.4 of inventory from subsidiaries of Ispat during the three and nine months ended September 30, 2002 and $17.6 and $30.7 during the three and nine months ended September 30, 2001, respectively. The Company sold $1.8 and $5.0 of inventory to subsidiaries of Ispat for the three and nine months ended September 30, 2002 and $1.6 and $3.8 for the three and nine months ended September 30, 2001, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $34.3 and $108.8 for such tolling services for the three and nine months ended September 30, 2002 and $36.2 and $108.0 for the three and nine months ended September 30, 2001, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly owned subsidiary of the Company. The Company recorded sales of cold-rolled steel to I/N Kote of $87.5 and $253.6 for the three and nine months ended September 30, 2002 and $67.4 and $203.0 for the three and nine months ended September 30, 2001, respectively.

The Company's debt due to related companies of $826.0 and $829.7 as of September 30, 2002 and December 31, 2001, respectively, consists of $670.2 and $675.5, respectively, payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $155.8 and $154.2, respectively, advances from other subsidiaries of Ispat. Under the Credit Agreement, these advances cannot be repaid until the Company's leverage

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONT.)

falls to specified levels. At September 30, 2002, the Company has both the ability and the intent to refinance the advances and related unpaid interest as the obligations mature, therefore the amounts have been shown as long-term.

The Company's note receivable from a related company of $6.1 and $2.9 at September 30, 2002 and December 31, 2001, respectively is due from Ispat Inland, L.P. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and costs incurred in relation to settlement of the interest collar (Note 7). Payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

The Company's receivable from related companies of $4.2 and $3.3 at September 30, 2002 and December 31, 2001, respectively, consists of trade and other intercompany receivables. The Company's payable to related companies of $12.5 and $12.0 at September 30, 2002 and December 31, 2001, respectively, consists of trade and other intercompany expenses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company guaranteed $67.1 of long-term debt attributable to I/N Kote, one of its equity investments.

The Company entered into an agreement with the Pension Benefit Guaranty Company (the "PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this agreement, the Company provided the PBGC a letter of credit in the amount of $160, made cash contributions of $108.6 in 2001 and $30.7 in 2000 to the Pension Trust and committed to certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, through 2003, an additional $5 per year. Included in the 2001 payments was a prepayment of the entire 2002 obligation and a portion of the 2003 obligation. Accordingly, no further contribution under this agreement is required for 2002. The Company is obligated to make a payment during the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. Also, Ryerson Tull, Inc., the former parent of the Company, was required to provide a $50 guarantee of the Company's payment obligations with respect to its pension plan. This guarantee expires on July 16, 2003, at which time the Company is required to provide a first priority lien on assets or a letter of credit valued at $50 as replacement security. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later; however, the agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. As of September 30, 2002 and December 31, 2001, the estimated minimum tolling charges remaining over the life of this agreement were approximately $160.6 and $182.6, respectively.

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

Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.6 as of September 30, 2002, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments.

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

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $45 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 2002 and December 31, 2001, the Company's reserves for environmental liabilities totaled $27.6, $21.6 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $12.8 and $3.3 at September 30, 2002 and December 31, 2001, respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONT.)

On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies under the May 27, 1998 Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended, and other grounds, for any losses in connection with this matter. At this time, it is not possible to predict whether the Company will be found liable for any violation and, if, in fact, there were to be such a finding, the amount of the Company's potential liability or whether this potential liability could materially affect the financial position of the Company.

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

NOTE 7 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties of these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond three years. At September 30, 2002, the Company had entered into contracts for these commodities for notional amounts of $19.6. For the quarter and nine months ended September 30, 2002, the Company recorded gains of $1.5 and $3.0, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $1.5 on deposit with counterparties at September 30, 2002 that was classified as an other asset on the balance sheet.

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar. Due to the decline in interest rates during fiscal year 2002, the fair value of the collar represented a derivative liability to the Borrower of approximately $16.1 at September 30, 2002.

NOTE 8 - WORKFORCE REDUCTION

For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 250 salaried non-represented employees. Of the amounts recorded, $11.1 is included in Deferred Employee Benefits. During the first nine months of 2002, the Company paid $0.2 related to the 2001 workforce reductions, in addition to the $6.3 previously paid in 2001. The Company's accrual for the remaining workforce reductions totaled $0.6 as of September 30, 2002 and is included in "Accrued expenses and other liabilities" in the consolidated balance sheets.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Comparison of Third Quarter 2002 to Third Quarter 2001

Net sales of $597.3 for the third quarter of 2002 increased by 22.2 percent from $489.0 in the year-ago quarter as shipments increased by 9.6 percent and average selling price per ton increased 11.4 percent. Steel shipments were 1,422,999 net tons for the third quarter of 2002 compared to 1,298,007 net tons for the third quarter of 2001.

Cost of goods sold of $525.2 increased 12.5 percent from $466.7 in the year-ago quarter due to the above mentioned increase in shipments.

Selling, general and administrative expenses of $7.0 decreased 7.9 percent from $7.6 in the year-ago quarter due to decreased spending during the current quarter.

Depreciation expense of $25.4 for the current quarter decreased 2.3 percent from $26.0 in the year-ago quarter.

An operating profit of $39.7 was reported for the current quarter compared to an operating loss of $22.3 in the year-ago quarter as a result of the items noted above.

Other (income) expense, net of $0.3 of income increased by $0.6 from $0.3 of expense due to a decrease in corporate expenses.

Interest and other expense on debt of $20.4 in the current quarter decreased
12.8 percent from $23.4 in the year ago quarter due to a reduction in interest rates.

Comparison of First Nine Months of 2002 to First Nine Months of 2001

Net sales of $1,718.3 for the first nine months of 2002 increased by 11.6 percent from $1,539.4 in the year-ago period as shipments increased by 8.2 percent and average selling price per ton increased 3.1 percent. Steel shipments were 4,313,362 net tons for the first nine months of 2002 compared to 3,984,950 net tons for the first nine months of 2001.

Cost of goods sold of $1,574.4 increased 3.0 percent from $1,528.8 in the year-ago period due to the above mentioned increase in shipments.

Depreciation expense of $74.5 for the current period decreased 4.6 percent from $78.1 in the year-ago period.

Selling, general and administrative expenses of $20.3 decreased 17.5 percent from $24.6 in the year-ago period due to decreased spending during the current period.

Operating profit increased to a profit of $49.1 for the current period compared to a loss of $101.8 in the year-ago period as a result of the items noted above.

Other (income) expense, net of $2.4 of income increased by $3.2 from $0.8 of expense in the year-ago period due to a decrease in corporate expenses. The first nine months of 2001 also included a loss on disposed property of $0.4 and a loss on the sale of stock and securities of $0.7 while the first nine months of 2002 included a gain on disposed property of $0.3.

Interest and other expense on debt of $58.3 in the current period decreased 20.1 percent from $73.0 in the year ago period due to a reduction in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Operating Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

     None


ITEM 5.   OTHER

     None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                    SIGNATURE



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ISPAT INLAND INC.




                                             By  /s/   Michael G. Rippey
                                                 ----------------------------
                                                 Michael G. Rippey
                                                 Vice President -
                                                 Finance & Administration
                                                      and CFO
                                                 Principal Financial Officer
                                                 Principal Accounting Officer
                                                      and Director



Date:  October 24, 2002

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Peter D. Southwick, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Ispat Inland Inc. (the "Registrant")

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    October 24, 2002
     -------------------------


                                               /s/ PETER D. SOUTHWICK
                                               -----------------------------
                                                   Name:   Peter D. Southwick
                                                   Title:  President & Chief
                                                           Operating Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael G. Rippey, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Ispat Inland Inc. (the "Registrant")

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   October 24, 2002
     --------------------------


                                            /s/ MICHAEL G. RIPPEY
                                            -----------------------------
                                            Name:    Michael G. Rippey
                                            Title:   Vice President,
                                                     Finance &
                                                     Administration and
                                                     Chief
                                                     Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT                                                             SEQUENTIAL
   NUMBER                          DESCRIPTION                          PAGE NO.
  -------      ----------------------------------------------------   ----------

    99.1 Certification of Peter D. Southwick, President & Chief Operating Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    99.2 Certification of Michael G. Rippey, Vice President, Finance & Administration and Chief Financial Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.