Form 10-K
period 2002-12-31
ISPAT INLAND INC
filed 2003-03-31
CIK 50548

                                                                            2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   Form 10-K
(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of March 28, 2003 was 100, all of which shares were owned by Ispat Inland Holdings, Inc. Consequently, the aggregate market value of voting and non-voting Common Stock of the registrant held by non-affiliates is $0.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Ispat Inland Inc. together with its subsidiaries (the "Company"), a Delaware corporation and an indirect wholly owned subsidiary of Ispat International N.V. ("Ispat"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in an iron ore production joint venture and certain steel-finishing joint ventures.

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

                                                                  RAW STEEL PRODUCTION
                                                              ----------------------------
                                                                              % OF U.S.
                                                              (000 TONS*)   STEEL INDUSTRY
                                                              -----------   --------------
2002........................................................     5,691           5.6%**
2001........................................................     5,430           5.5
2000........................................................     5,780           5.2

---------------

 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 92% of raw steel production of the Company for each of 2002 and 2001. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1998 through 2002 was 5.7 million tons in 2002; 5.4 million tons in 2001; 5.6 million tons in 2000; 5.8 million tons in 1999; and 5.2 million tons in 1998. In 2002 and 2001, sheet, strip and certain related semi-finished products accounted for 88% and 85%, respectively, of the total tonnage of steel mill products shipped from the Indiana Harbor Works. Bar and certain related semi-finished products accounted for 12% in 2002 and 15% in 2001.

     In 2002 and 2001, approximately 93% and 90%, respectively, of the shipments of the Flat Products division and 85% and 90%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 74% and 72%, respectively, of the shipments of the Flat Products division and 75% and 82%, respectively, of the shipments of the Bar division were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin in 2002 and 2001. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel products accounted for 25.6% of the domestic market in 2002, up from 24.5% in 2001. The issue surrounding unfairly traded imports aggravates market conditions, in particular with respect to foreign government subsidies that are used to offset operating losses by foreign producers. On March 5, 2002 President Bush determined to impose tariffs and quotas on a broad range of imported steel. The three-year tariffs on imported steel of the same types as most of the Company's products are generally 30%, decreasing to 24% in year two, and 18% in year three. Although the Company welcomes these Administration actions, there can be no assurance that the actions will improve the financial condition of the Company, particularly if the effectiveness of the actions is undermined by the issuance of broad exclusions from the tariffs and quotas, or by adverse decisions of the World Trade Organization challenging the restrictions.

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

                                                                   PERCENTAGE OF TOTAL
                                                                TONNAGE OF STEEL SHIPMENTS
                                                              ------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
Steel Service Centers.......................................   35%          33%          34%
Automotive..................................................   33           32           31
Steel Converters/Processors.................................   11           13           14
Appliance...................................................    9           10            9
Industrial, Electrical and Farm Machinery...................    7            7            7
Construction and Contractors' Products......................    1            1            1
Other.......................................................    4            4            4
                                                              ---          ---          ---
                                                              100%         100%         100%
                                                              ===          ===          ===

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the

Company's customers. In each of 2002 and 2001, approximately 45% and 44%, respectively, of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 80% of the finished steel shipped to customers during 2002 was transported by truck, with 18% transported by rail, and 2% shipped via barge or other modes of transportation. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 26% of the total tonnage of products transported by truck in 2002.

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

     Effective December 31, 2002, the Company sold part of its interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. thereby reducing its interest in the Empire Mine from 40% to 21%. The Company will have the option to sell its remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. at any time after December 31, 2007 at a price defined in the sales agreement. For twelve years, the Company will purchase from subsidiaries of Cleveland-Cliffs all of its pellet requirements beyond those produced by the Minorca Mine. The Company will pay a price for such pellets substantially equivalent to its historic costs for Empire pellets. In 1997, the Company sold its interest in the Wabush Mines located in LaBrador and Quebec Canada to a subsidiary of Cleveland-Cliffs, Inc. The Company may purchase iron ore from the Wabush Mine from time to time in connection with the preceding Empire arrangement.

     The following table shows (1) the iron ore pellets available to the Company as of December 31, 2002 from properties of its subsidiary and through interests in raw materials ventures; (2) 2002 and 2001 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 2002 and 2001.

                                                              IRON ORE TONNAGES IN THOUSANDS
                                                                  (GROSS TONS OF PELLETS)
                                             -----------------------------------------------------------------
                                                                                                   % OF
                                                                          PRODUCTION          REQUIREMENTS(1)
                                               AVAILABLE AS OF         ----------------      -----------------
                                             DECEMBER 31, 2002(2)      2002       2001       2002         2001
                                             --------------------      -----      -----      ----         ----
ISPAT INLAND MINING COMPANY
Minorca (100% owned)--Virginia, MN.........         42,987             2,778      2,772       45           41
IRON ORE VENTURE
Empire (21% owned)--Palmer, MI.............         13,146             2,500      2,558       40           38
                                                    ------             -----      -----       --           --
  Total Iron Ore...........................         56,133             5,278      5,330       85           79
                                                    ======             =====      =====       ==           ==

---------------

(1) Requirements in excess of production are purchased or taken from stockpile.

(2) Net interest in proven reserves.

     All of the Company's coal requirements are satisfied from independent sources. In connection with the commencement of operations of the heat recovery coke battery in 1998 and the associated energy facility discussed below (which are not assets of the Company), the Company's coal fired generating station was idled, thereby eliminating the Company's steam coal requirements.

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 2002 and 2001, the PCI facility's coal needs were satisfied under short-term contracts.

     The Company, Sun Coal and Coke Company ("Sun"), and a unit of NIPSCO Industries ("NIPSCO") have jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO designed, built, financed, and operates the portion of the project which cleans the coke plant's flue gas and converts the heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. The Company has committed to take, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. The Company satisfied 65% of its 2002 total coke needs and 75% of its 2001 total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. The remainder of the Company's coke needs are supplied under short-term contracts through third party purchases.

     The Company sold all of its limestone and dolomite properties in 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Company through 2002. The Company anticipates that, given the expiration of this arrangement, it will readily secure its limestone needs from this or other sources.

     Approximately 32% and 57% of the iron ore pellets and all of the limestone received by the Company at its Indiana Harbor Works were transported by two of the Company's three formerly owned ore carriers in 2002 and 2001, respectively (the third carrier remains in reserve status). The Company's previously leased ore carrier was returned to the lessor in March 1999. The Company's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers are managed by the new owner, but their shipping services are retained by the Company under a time-charter. Agreements have been made for the transportation on the Great Lakes of the remainder of the Company's iron ore pellet requirements.

     Approximately 49% and 51% of the Company's coke requirements were received by conveyor belt from the heat recovery coke battery discussed above in 2002 and in 2001, respectively. Of the remainder, in 2002, approximately 31% was received in the Company's hopper cars, 10% in independent carrier-owned hopper cars, 57% in independent carrier-owned barges, and 2% by truck. All of the Company's coal requirements were received in independent carrier-owned hopper cars.

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

                                                              2002   2001   2000
                                                              ----   ----   ----
Sheet and Strip.............................................   87%    83%    82%
Bar.........................................................   13     17     18
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     Sales to Ryerson Tull, Inc. approximated 9% and 10% of consolidated net sales during 2002 and 2001, respectively. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 2002, are set forth below. Net capital additions during such period aggregated $230.9 million.

                                                       RETIREMENTS                 NET CAPITAL
                                           ADDITIONS    OR SALES     ADJUSTMENTS    ADDITIONS
                                           ---------   -----------   -----------   -----------
                                                         (DOLLARS IN MILLIONS)
2002.....................................    $52.4        $49.0(2)      $ --          $ 3.4
2001.....................................    $28.6        $ 1.2         $0.1          $27.5
2000.....................................    $83.0        $ 2.0         $ --          $81.0
1999.....................................    $55.1        $ 1.3         $ --          $53.8(1)
1998.....................................    $65.4        $ 3.1         $2.9          $65.2(1)

---------------

(1) 1999 and 1998 results do not reflect the revaluation of property, plant and equipment performed as a result of the acquisition of the Company on July 16, 1998.

(2) 2002 includes the impairment charge of $44.3 (gross asset value) related to the 2A Bloomer and 21" Rolling Mill assets and the impairment charge of $4.7 (gross asset value) related to the flux equipment at the Empire Mine.

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

     In September 1989, a wholly owned subsidiary of the Company formed a second partnership, I/N Kote, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of the Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 1,000,000 tons. The Company has guaranteed 50% of I/N Kote's term financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from the Company, which supplies the substrate from the I/N Tek facility and the Company's Indiana Harbor Works. In the fourth quarter of 2002, the terms of each of the I/N Tek and I/N Kote partnerships were extended through December 31, 2021.

     The amount budgeted for 2003 capital expenditures by the Company and its subsidiaries is approximately $114 million, largely attributable to the relining of the No. 7 Blast Furnace. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes included in the foregoing amount.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries was approximately 6,800 and 7,400 in 2002 and 2001, respectively. At year-end 2002 and 2001, respectively, approximately 5,040 and 5,900 employees were represented by the United Steelworkers of America, of whom approximately 30 were on furlough or indefinite layoff at year-end 2002. Total employment costs decreased from $571 million in 2001 to $547 million in 2002 due to reductions in total salaries and wages and decreased benefit costs.

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

     Capital spending for pollution control projects totaled $6 million in 2002 versus $3 million in 2001. Another $33 million (non-capital) was spent in 2002 to operate and maintain pollution control equipment compared to $37 million in the previous year. During the five years ended December 31, 2002, the Company has spent $209 million to construct, operate and maintain environmental control equipment at its various locations.

     Environmental projects previously authorized and presently under consideration will require expenditures of approximately $5 million in 2003. During the 2004 to 2007 period it is anticipated that the Company will make annual capital expenditures of $2 million to $5 million on environmental projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $40 million for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. Due to the inability to predict the cost of corrective action that may be required under the Resource Conservation and Recovery Act and the consent decree in the EPA lawsuit (the "1993 EPA Consent Decree"), the Company cannot predict the amount of additional environmental expenditures that will be required. Such additional environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, however, are not expected to be material to the financial position or results of operations of the Company.

     The Company is a defendant in various environmental and other administrative or judicial actions initiated by governmental agencies. Some of these actions are described in more detail under "Legal Proceedings" below. While it is not possible to predict the outcome of these matters, we do not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 EPA Consent Decree, which is described below, to materially affect the Company's results of operations or financial position. Remediation required under the 1993 EPA Consent Decree will require significant expenditures over the next several years that may be material to the Company's results of operations.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 71% of the energy consumed by the Company at the Indiana Harbor Works in 2002 and 70% in 2001.

     Natural gas and fuel oil supplied approximately 22% of the energy requirements of the Indiana Harbor Works in 2002 and 23% in 2001, and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 2002 and 2001, respectively, the Company produced approximately 2% and 4% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana

Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 90-megawatt turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. The facility became operational in 1998. In 2002 and 2001, this facility produced 21% and 24%, respectively, of the purchased electricity requirements at the Indiana Harbor Works. For additional information regarding this facility, see the discussion under "Item 1. Business -- Operations -- Raw Materials" on page 4 and 5 of this document.

     A subsidiary of NIPSCO leases land at the Indiana Harbor Works where it built a 75-megawatt steam turbine generating facility. Pursuant to a 15-year-toll-charge contract between the Company and the NIPSCO subsidiary, the facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. The facility became operational in the first half of 1996. In each of 2002 and 2001, this facility produced 19% of the purchased electricity requirements of the Indiana Harbor Works.

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

DISCLOSURE AND COMPLIANCE CODE

     It is the Company's policy to provide full, fair, accurate, timely and understandable disclosures in all reports and documents that the Company files with or submits to the Securities and Exchange Commission, as well as in all other public communications made by the Company. The Company has adopted a revised Compliance Code summarizing the corporate policies and laws that apply to all officers, directors and employees. Such Compliance Code serves as the code of ethics for all officers and directors of the Company with respect to disclosure matters. The Compliance Code is available to view on-line at www.Ispat.com/ Inlandemployees. In furtherance of these policies, the officers of the Company shall design, implement, and amend, as necessary, disclosure controls, procedures and internal controls for financial reporting. All officers, directors and employees shall comply with such controls and procedures in order to promote full, fair, accurate, timely, and understandable disclosures by the Company.

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

     PCI Associates, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a pulverized coal injection facility on land located within the Indiana Harbor Works. The Company leases PCI Associates the land upon which the facility is located. A 50% undivided interest in substantially all of the property, plant and equipment at the PCI facility is subject to a long-term lease, with the balance of the PCI facility owned by PCI Associates. The PCI facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     The Company also owns property at the Indiana Harbor Works used in connection with its joint project with Sun and NIPSCO. For more information regarding this project, see the discussion under "Item 1.
Business--Operations--Raw Materials" on page 4 and 5 of this document.

     A subsidiary of the Company owns a fleet of 389 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. The Company time-charters three vessels for the transportation of iron ore and limestone on the Great Lakes. During 1998, the Company transferred ownership of such vessels to a third party subject to a lien in favor of the PBGC on the vessels to secure the payment of future pension funding obligations. See "Operations--Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

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

IRON ORE

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                              ANNUAL
                                                                       PRODUCTION CAPACITY
                                                                      (IN THOUSANDS OF GROSS
PROPERTY                                             LOCATION            TONS OF PELLETS)
--------                                             --------         ----------------------
Empire Mine...................................  Palmer, Michigan              6,300
Minorca Mine..................................  Virginia, Minnesota           2,700

     Effective December 31, 2002, the Company sold part of its interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc., thereby reducing its interest in the Empire Mine from 40% to 21%. Certain related fluxing equipment was also sold. Cleveland-Cliffs, Inc. has indemnified the Company for liabilities associated with the mine. The Company will have the option to sell its remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. at any time after December 31, 2007 at a price defined in the sales agreement. In addition, for twelve years, the Company will purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine. The price of the pellets is fixed for the first two years and then, adjusted over the term of the agreement based on various market index factors.

     The Company, through a subsidiary, is the sole owner and operator of the Minorca Mine. The Company has granted the PBGC a lien on the Minorca Mine property to secure the payment of future pension funding obligations. The Company also owns a 38% interest in the Butler Taconite project (permanently closed in 1985) in Nashwauk, Minnesota.

     The reserves at the Empire Mine and Minorca Mine are held under leases expiring, or expected at current production rates to expire, between 2012 and 2040. The Company's share of the production capacity of its interests in such iron ore properties, in combination with supply commitments undertaken by subsidiaries of Cleveland-Cliffs, Inc., are sufficient to provide the majority of its present and anticipated iron ore pellet requirements. Any remaining requirements have been and are expected to continue to be readily available from independent sources.

OTHER PROPERTIES

     The Company and one of its subsidiaries lease approximately 20% of the space in the Inland Steel Building located at 30 West Monroe Street, Chicago, Illinois. The Company's lease agreement expires December 31, 2006.

     A subsidiary of the Company holds in fee a parcel of 7 acres of land in Oakbrook Terrace, Illinois, which is for sale. The Company also holds in fee approximately 300 acres of land adjacent to the I/N Tek and I/N Kote sites, this land is available for future development. Approximately 1,060 acres of rural land, which are held in fee at various locations in the north-central United States by various raw materials ventures, are also for sale.

ITEM 3.  LEGAL PROCEEDINGS

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. The Company has paid the fine and substantially completed the $7 million project. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $27.7 million as of December 31, 2002. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site. The 1993 EPA Consent Decree establishes a three-step process, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the extent of environmental contamination. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Because neither the nature and the extent of the contamination nor the remedial actions can be determined until the first two steps are completed, the Company cannot presently reasonably estimate the costs of, or the time required to satisfy, our obligations under the consent decree, but it is expected that remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

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

     The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management (IDEM) on February 18, 1992 relating to releases of hazardous substances from the Four County Landfill Site in Fulton County, Indiana. The Company, along with other potentially responsible parties (PRP's), has entered into two agreed orders with IDEM pursuant to which the PRP's agreed to perform a remedial investigation and feasibility study for the site, pay certain past and future IDEM costs and provide funds for operation and maintenance necessary for stabilization of the First Operable Unit of the site. The remedial investigation and feasibility study work is complete. With respect to the cost of the remaining work on the First Operable Unit, IDEM's most current estimate is $676,000. Under the terms of the PRP agreement, the Company has an approximate 7.2% share ($49,000).

     In July 2001, IDEM selected the remedy for the Second Operable Unit at the Four County Landfill. The Company is a member of a group that is negotiating with IDEM to resolve any liability for the Second Operable Unit as well as remaining obligations with regard to the First Operable Unit. IDEM has estimated the costs for the Second Operable Unit to be approximately $1,000,000, with an additional contingent remedy estimated to cost approximately $2,100,000, to be implemented only if the selected remedy is deemed to be inadequate. The Company presently intends to participate in the settlement that is being negotiated at a level that is consistent with its participation in the PRP Agreement for the First Operable Unit, which would reflect, at a maximum, approximately $223,200. IDEM has a trust account holding approximately $800,000 for use in the implementation of the First and the Second Operable Unit remedies.

     In July 2001, the United States Environmental Protection Agency (EPA) filed suit against the Company and other PRP's, seeking recovery of past response costs which it alleged it has expended at the Four County Landfill Site. On February 6, 2003, a Consent Decree was issued by the U.S. District Court of Northern Indiana, which resolved the EPA's cost recovery suit. As a result of that Consent Decree, the Company has been required to pay approximately $13,000 in past response costs to the EPA.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Ispat. Common stock dividends of $0 million and $11.8 million were declared and paid during 2002 and 2001, respectively. In connection with the acquisition, an affiliate of the Company entered into a credit agreement dated July 16, 1998, as amended (the "Credit Agreement") for a $860 million senior secured term credit facility. The terms of the Credit Agreement restrict the payment of dividends and other Restricted Payments (as defined in the Credit Agreement). At December 31, 2002, no additional dividends or other Restricted Payments, other than certain specifically allowed types of Restricted Payments, including dividends on the preferred stock held by an affiliate, could have been paid. The Company has no Common Stock which is owned by non-affiliates.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction I(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company reported a net loss of $7.1 million in 2002 as compared with a loss of $126.0 million in 2001.

     The following table summarizes selected earnings and other data:

                                                                2002       2001
                                                              --------   --------
                                                               (DOLLARS AND TONS
                                                                 IN MILLIONS)
Net sales...................................................  $2,303.4   $2,084.1
Operating profit (loss).....................................      33.0     (127.6)
Net loss....................................................      (7.1)    (126.0)
Net tons shipped............................................       5.7        5.4

     Net sales in 2002 of $2,303.4 million were 10.5 percent higher than net sales of $2,084.1 million in 2001. The increase in sales was due to an increase in shipments of 5.6 percent, and an increase of 4.6 percent in average selling prices. The increase in prices resulted mainly from an improvement in spot market prices.

     Operating costs (excluding depreciation and selling, general and administrative expense) of $2,143.5 million increased 3.3 percent for 2002 due to ongoing cost savings efforts and lower natural gas costs that was offset negatively by the increase in sales shipments and by the impairment of the 2A Bloomer and 21" Mill and the write-off of the assets associated with the Empire Iron Ore Mine.

     Depreciation expense of $99.1 million decreased $5.2 million or 5.0 percent from $104.3 million in the prior year.

     Selling, general and administrative expense of $27.8 million decreased 14.7 percent from $32.6 million in the year-ago period due to decreased spending.

     Operating profit of $33.0 million for the current year compared to a loss of $127.6 million a year ago, an improvement of $160.6 million due to the items noted above.

     Other (income) expense, net of $0.4 million of income in 2002 decreased by $19.3 million from $19.7 million of income in 2001 due to the sale of pollution allowances as well as decreased interest income. In December of 2001, the Company sold 1,368 tons of Nitrous Oxide ("NOx") allowances to a utility company for $18.1 million. NOx allowances sold were part of an overall bank of emission allowances and credits

(collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may, from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets. No liquidations occurred in 2002.

     Interest expense of $77.0 million in 2002 decreased by $17.4 million from $94.4 million in 2001 due to a reduction in interest rates.

OUTLOOK FOR 2003

     The Company looks forward to 2003 with optimism. However, the prevailing uncertainties in the global political and economic environment cannot be ignored. Any protracted instability caused by military conflict or other developments could have an adverse effect on the Company, and could significantly alter the outlook.

     The Company expects to benefit from improvements in the prices of its contract business. Simultaneously, costs are also likely to increase, resulting primarily from increases in metallics and energy prices, post-retirement benefits and the volume of purchased semi-finished product due to the No. 7 Blast Furnace reline. The challenges for 2003 include the successful reline and improvement of the No. 7 Blast Furnace. With the anticipated contractual price increases and continuing cost reduction efforts, the Company expects to achieve higher levels of operating and net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had $1,248.9 million of long-term debt (including debt due within one year) outstanding at December 31, 2002. Of this amount, $893.5 million is floating rate debt with a fair value of $668.4 at December 31, 2002. The remaining $355.4 million of fixed rate debt had a fair value of $247.7 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 2002, the fair value of this fixed rate debt would be estimated to be $256.2 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 2002 would reduce pre-tax income by $1.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Independent Auditors' Report dated January 24, 2003 are set forth on pages F-2 to F-31 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Unaudited consolidated quarterly sales and earnings information of the Company for the years ended December 31, 2002, 2001 and 2000 is set forth in
Note 20 of Notes to Consolidated Financial Statements (see F-30), which is hereby incorporated by reference into this Item.

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

                                    PART IV

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-31 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             Independent Auditors' Report dated January 24, 2003

             Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

             Consolidated Statements of Cash Flows for the years ended December 31, 2002, and 2001

             Consolidated Balance Sheets at December 31, 2002 and 2001

             Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2002, 2001 and 2000

             Notes to Consolidated Financial Statements

             Financial Statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2002, 2001 and 2000

          2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (B) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                     INDEX

                                       TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                            ITEM                              PAGE
                            ----                              ----
Independent Auditors' Report dated January 24, 2003.........   F-2
Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Income for the years ended
  December 31, 2002, 2001 and 2000..........................   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   F-4
Consolidated Balance Sheets at December 31, 2002 and 2001...   F-5
Consolidated Statements of Stockholders' (Deficit) Equity
  for the years ended December 31, 2002, 2001 and 2000......   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule II (Valuation and Qualifying
  Accounts) for the years ended December 31, 2002, 2001 and
  2000......................................................  F-31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ISPAT INLAND INC.
  East Chicago, Indiana

     We have audited the accompanying consolidated balance sheets of Ispat Inland Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule II as of December 31, 2002, 2001, and 2000 and for the years then ended, listed at Item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2002, 2001, and 2000 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
January 24, 2003

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31
                                                                ------------------------------------
                                                                  2002          2001          2000
                                                                --------      --------      --------
                                                                       (DOLLARS IN MILLIONS)
SALES.......................................................    $2,303.4      $2,084.1      $2,383.6
OPERATING COSTS AND EXPENSES:
  Cost of goods sold (excluding depreciation)...............     2,082.1       2,064.1       2,181.8
  Workforce reduction.......................................        (0.6)         18.2           4.1
  Legal settlement..........................................          --          (7.5)         15.5
  Asset impairment charge...................................        62.0
  Selling, general and administrative expenses..............        27.8          32.6          40.4
  Depreciation..............................................        99.1         104.3         106.0
                                                                --------      --------      --------
     Total..................................................     2,270.4       2,211.7       2,347.8
                                                                --------      --------      --------
OPERATING PROFIT (LOSS).....................................        33.0        (127.6)         35.8
OTHER (INCOME) AND EXPENSE:
  Other income, net.........................................        (0.4)        (19.7)         (2.3)
  Interest expense on debt..................................        77.0          94.4          97.2
                                                                --------      --------      --------
LOSS BEFORE INCOME TAXES....................................       (43.6)       (202.3)        (59.1)
BENEFIT FOR INCOME TAXES....................................       (17.4)        (73.2)        (25.5)
                                                                --------      --------      --------
NET LOSS BEFORE EXTRAORDINARY INCOME........................       (26.2)       (129.1)        (33.6)
Gain on early extinguishment of debt, net of tax............        19.1           3.1           0.7
                                                                --------      --------      --------
NET LOSS....................................................    $   (7.1)     $ (126.0)     $  (32.9)
                                                                ========      ========      ========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                 2002         2001         2000
                                                                -------      -------      ------
                                                                     (DOLLARS IN MILLIONS)
NET LOSS....................................................    $  (7.1)     $(126.0)     $(32.9)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
  Unrealized loss on securities.............................                                (1.1)
  Reclassification adjustment for losses included in net
     loss...................................................         --          0.3          --
  Minimum pension liability adjustment......................     (251.1)      (200.7)      (31.6)
                                                                -------      -------      ------
     Total..................................................     (251.1)      (200.4)      (32.7)
                                                                -------      -------      ------
COMPREHENSIVE LOSS..........................................    $(258.2)     $(326.4)     $(65.6)
                                                                =======      =======      ======

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
  Net loss..................................................  $    (7.1)  $  (126.0)  $   (32.9)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Gain from early extinguishment of debt..................      (30.0)       (5.0)       (1.6)
    Loss on sale of available for sale securities...........         --         0.5          --
    Depreciation............................................       99.1       104.3       106.0
    Deferred employee benefit cost..........................         --         7.7          --
    Amortization of debt premium............................       (1.1)       (1.5)       (1.6)
    Undistributed earnings from joint ventures..............       (9.1)       (8.5)      (18.7)
    Loss from asset impairment..............................       62.0          --          --
    Loss(Gain) on sale of property, plant and equipment.....       (0.4)        0.5        (0.6)
    Deferred income taxes...................................       (4.9)      (71.1)      (11.4)
    Change in:
      Receivables...........................................      (63.3)        2.8        51.4
      Inventories...........................................      (31.4)      119.4         6.5
      Prepaid expenses and other assets.....................       (1.9)       46.1       (25.8)
      Accounts payable......................................        6.6       (67.7)       (1.5)
      Payables to/receivables from related companies........       (8.9)        0.4         6.9
      Other accrued liabilities.............................        3.8       (26.6)        2.6
      Deferred employee benefit cost........................       (1.3)     (113.9)      (50.5)
    Other items.............................................        9.2         0.9        (0.3)
                                                              ---------   ---------   ---------
    Net adjustments.........................................       28.4       (11.7)       61.4
                                                              ---------   ---------   ---------
         Net cash from operating activities.................       21.3      (137.7)       28.5
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Capital expenditures......................................      (52.4)      (28.6)      (83.0)
  Investments in and advances to joint ventures, net........       10.6         7.7         7.8
  Proceeds from sale of property, plant and equipment.......        0.4         0.5         2.0
  Proceeds from sale of available for sale securities.......         --         4.0          --
                                                              ---------   ---------   ---------
         Net cash from investing activities.................      (41.4)      (16.4)      (73.2)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Principal payments on long-term debt......................      (19.9)      (15.0)      (19.9)
  Proceeds from note receivable from related company, net...       (3.2)        2.0         4.0
  Dividends paid............................................       (2.3)      (18.6)      (15.4)
  Bank overdrafts...........................................      (14.3)        2.7       (22.1)
  Proceeds from note payable to related company.............        1.6       154.2          --
  Proceeds from revolver borrowings.........................    2,242.0     2,200.0     2,046.0
  Repayments of revolver borrowings.........................   (2,198.0)   (2,171.0)   (1,937.0)
                                                              ---------   ---------   ---------
         Net cash from financing activities.................        5.9       154.3        55.6
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................      (14.2)        0.2        10.9
Cash and cash equivalents--beginning of year................       24.2        24.0        13.1
                                                              ---------   ---------   ---------
Cash and cash equivalents--end of year......................  $    10.0   $    24.2   $    24.0
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $    74.2   $   100.2   $    85.9
    Income taxes, net.......................................  $      --   $      --   $      --
  Non-cash activity:
    Deferred taxes related to comprehensive income items....  $   142.9   $   114.1   $    18.6
    ROS capital contribution................................  $      --   $    13.0   $      --

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31, 2002   DECEMBER 31, 2001
                                                              -----------------   -----------------
                                                                     (DOLLARS IN MILLIONS--
                                                                     EXCEPT PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $   10.0            $   24.2
  Receivables, less provision for allowances, claims and
     doubtful accounts of $17.0 and $16.7...................         257.5               194.2
  Receivables from related companies........................           8.0                 3.3
  Inventories...............................................         443.1               413.1
  Prepaid expenses and other................................           2.8                 2.2
  Deferred income taxes.....................................          35.9                35.2
                                                                  --------            --------
     Total current assets...................................         757.3               672.2
                                                                  --------            --------
Investments in and advances to joint ventures...............         214.8               245.7
Property, plant and equipment, net..........................       1,733.9             1,805.4
Note receivable from related companies......................           6.1                 2.9
Deferred income taxes.......................................         321.8               174.7
Pension intangible asset....................................          73.4                81.2
Other assets................................................          56.5                55.2
                                                                  --------            --------
     Total Assets...........................................      $3,163.8            $3,037.3
                                                                  ========            ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................      $  178.7            $  172.1
  Bank overdrafts...........................................           8.5                22.8
  Payables to related companies.............................           7.8                12.0
  Pension contribution......................................          54.5                  --
  Accrued expenses and other liabilities:
     Salaries, wages and commissions........................          57.0                51.8
     Taxes--Property, real estate and other taxes...........          63.4                63.9
     Interest on debt.......................................           3.6                 3.9
     Other..................................................          15.8                16.4
Long-term debt due within one year to related companies.....           7.0                 7.0
                                                                  --------            --------
       Total current liabilities............................         396.3               349.9
Long-term debt:
  Related companies.........................................         817.3               822.7
  Other.....................................................         424.6               424.6
Deferred employee benefits..................................       1,705.4             1,368.6
Other long-term obligations.................................          58.4                49.2
                                                                  --------            --------
       Total liabilities....................................       3,402.0             3,015.0
                                                                  --------            --------
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity
  Preferred stock, $.01 par value, 100 shares authorized,
     100 shares issued and outstanding, liquidation value
     $90....................................................          90.0                90.0
  Common stock, $.01 par value, 1,000 shares authorized, 100
     shares issued and outstanding..........................         320.0               320.0
  Accumulated deficit.......................................        (164.5)             (155.1)
  Accumulated other comprehensive loss......................        (483.7)             (232.6)
                                                                  --------            --------
       Total stockholders' (deficit) equity.................        (238.2)               22.3
                                                                  --------            --------
       Total liabilities and stockholders' (deficit)
          equity............................................      $3,163.8            $3,037.3
                                                                  ========            ========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                           ACCUMULATED
                                                           (ACCUMULATED       OTHER           TOTAL
                                                             DEFICIT)     COMPREHENSIVE   STOCKHOLDERS'
                                      PREFERRED   COMMON     RETAINED        (LOSS)         (DEFICIT)
                                        STOCK     STOCK      EARNINGS        INCOME          EQUITY
                                      ---------   ------   ------------   -------------   -------------
                                                            (DOLLARS IN MILLIONS)
Balance at January 1, 2000..........    $90.0     $320.0     $  37.8         $   0.5         $ 448.3
Net loss............................       --        --        (32.9)             --           (32.9)
Dividends paid......................       --        --        (15.4)             --           (15.4)
Other comprehensive loss, net of
  tax...............................       --        --           --           (32.7)          (32.7)
                                        -----     ------     -------         -------         -------
Balance at December 31, 2000........     90.0     320.0        (10.5)          (32.2)          367.3
Net loss............................       --        --       (126.0)             --          (126.0)
Dividends paid......................       --        --        (18.6)             --           (18.6)
Other comprehensive loss, net of
  tax...............................       --        --           --          (200.4)         (200.4)
                                        -----     ------     -------         -------         -------
Balance at December 31, 2001........     90.0     320.0       (155.1)         (232.6)           22.3
Net loss............................       --        --         (7.1)             --            (7.1)
Dividends paid......................       --        --         (2.3)             --            (2.3)
Other comprehensive loss, net of
  tax...............................       --        --           --          (251.1)         (251.1)
                                        -----     ------     -------         -------         -------
Balance at December 31, 2002........    $90.0     $320.0     $(164.5)        $(483.7)        $(238.2)
                                        =====     ======     =======         =======         =======

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions except share and per share data)

NOTE 1-- NATURE OF OPERATIONS

     Ispat Inland Inc. together with its subsidiaries (the "Company"), a Delaware corporation and an indirect wholly owned subsidiary of Ispat International N.V. ("Ispat"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures.

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Intercompany transactions have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and depreciated using the straight line method over the useful lives of the related assets, ranging from 25 to 45 years for buildings and 2 to 21.5 years for machinery and equipment. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment under construction are recorded as construction in progress until they are ready for their intended use; thereafter they are transferred to the related category of property, plant and equipment and depreciated over their estimated useful lives. Interest during construction is capitalized to property, plant and equipment under construction until the assets are ready for their intended use. Gains and losses on retirement or disposal of assets are determined as the difference between net disposal proceeds and carrying amount and reflected in the statement of income. The carrying amount for long-lived assets is reviewed whenever events or changes in circumstances indicate that an impairment may have occurred.

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the expected terms of the related debt.

STOCK OPTION PLAN

     In 1999, Ispat established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). The Company, which participates in the Ispat Plan, has chosen to account for stock options issued to employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the underlying Ispat stock at the date of the grant over the exercise price of the employee stock options. For disclosure purposes, proforma net income is provided as if the fair value method had been applied (See Note 7). The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123 as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure".

REVENUE RECOGNITION

     Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have passed to the customer, which is generally considered to have occurred upon shipment of finished product. Provisions for discounts to customers are recorded based on terms of sale in the same period the related sales are recorded. The Company records estimated reductions to revenue for customer programs and incentive offerings. The Company records all amounts billed to a customer in a sales transaction related to shipping and handling as revenues. All costs related to shipping and handling are included in cost of goods sold.

INCOME TAXES

     The provision for income taxes includes income taxes currently payable or receivable and those deferred. Under SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the estimated future effects of tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results may differ from such estimates.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

     When changes in circumstance indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period (See Note
17).

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the fair value of liabilities for asset retirement obligations to be recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has estimated the impact of adopting SFAS No. 143 on January 1, 2003, the effective date, to be an increase in assets and liabilities of $3.8 and $6.3. A charge of $1.6 (net of tax of $0.9) will be reflected on the Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of change in Accounting Principle (See
Note 18).

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. This standard which became effective for the Company on January 1, 2002, did not have a material effect on the Company's financial statements. The Company will continue to apply the provisions of SFAS No. 144 on a prospective basis.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Upon adoption of SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations--Reporting the effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified. The Company will adopt the provisions of SFAS No. 145 as of January 1, 2003 and will report such gains and losses in the "Other (income) expense, net" line item in accordance with SFAS No. 145.

     In June of 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company adopted the disclosure provision of SFAS No. 148.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company does not expect that FIN 45 will have a material effect on its financial condition, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2002 classifications.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 3--INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
In-process and finished steel...............................     $294.3         $270.4
Raw materials and supplies:
  Iron ore..................................................       72.0           64.6
  Scrap and other raw materials.............................       48.3           46.3
  Supplies..................................................       28.5           31.8
                                                                 ------         ------
                                                                  148.8          142.7
                                                                 ------         ------
     Total..................................................     $443.1         $413.1
                                                                 ======         ======

NOTE 4--PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Land........................................................    $   46.5       $   46.5
Buildings and improvements..................................       188.4          194.5
Machinery and equipment.....................................     1,909.2        1,908.6
Construction in process.....................................        27.3           18.3
                                                                --------       --------
                                                                 2,171.4        2,167.9
Accumulated depreciation....................................       437.5          362.5
                                                                --------       --------
Property, plant and equipment, net..........................    $1,733.9       $1,805.4
                                                                ========       ========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 5--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005....................    $  334.3       $  337.8
  Series U, Tranche C, due July 16, 2006....................       334.3          337.8
  Series R, 7.9% due January 15, 2007.......................        28.2           31.4
  Pollution Control Series 1977, 5.75% due February 1,
     2007...................................................        19.6           21.5
  Pollution Control Series 1993, 6.8% due June 1, 2013......        26.1           43.5
  Pollution Control Series 1995, 6.85% due December 1,
     2012...................................................        13.3           18.5
                                                                --------       --------
     Total First Mortgage Bonds.............................       755.8          790.5
Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 11, 7.125% due June 1,
     2007...................................................        21.1           21.4
  Pollution Control Project No. 13, 7.25% due November 1,
     2011...................................................        32.1           41.9
  Exempt Facilities Project No. 14, 6.7% due November 1,
     2012...................................................         5.4            5.4
  Exempt Facilities Project No. 15, 5.75% due October 1,
     2011...................................................        46.0           52.2
  Exempt Facilities Project No. 16, 7% due January 1,
     2014...................................................         7.7            7.7
                                                                --------       --------
     Total Obligations for Industrial Development Revenue
       Bonds................................................       112.3          128.6
Ispat Inland Administrative Service Company revolving credit
  facility..................................................       149.0          155.0
Ispat Inland Inventory, LLC revolving credit facility.......        76.0           26.0
Ispat International Advances:
  Ispat Financial Investments...............................          --           39.2
  Ispat International Insurance.............................          --           41.2
  Ispat International Group Finance.........................       155.8           73.8
                                                                --------       --------
     Total Ispat International Advances.....................       155.8          154.2
Total debt..................................................     1,248.9        1,254.3
Less short-term portion.....................................        (7.0)          (7.0)
                                                                --------       --------
Long-term portion of debt...................................    $1,241.9       $1,247.3
                                                                ========       ========

     In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit extending to July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC has not been drawn upon. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $0.875 per quarter until maturity.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 5--LONG-TERM DEBT--(CONTINUED)

Series W, in a principal amount of $15, was issued to the Agent for the benefit of the counterparty to the Hedge.

     As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed for as long as the obligations are outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could be required to perform under the guarantee if an event of default as defined in the Credit Agreement occurs under the Facilities. At December 31, 2002, the Company recorded $668.5 and $0 for the Term Loans and the Hedge, respectively in its Consolidated Balance Sheet.

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

     In October 1998, the Borrower entered into the Hedge required under the Credit Agreement. The Hedge consists of a five-year interest rate collar. The Hedge is based on LIBOR with a floor of 4.50% and a ceiling of 6.26% on a notional amount of $450 (see Note 12).

     The Company is obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders without regard to the interest rate collar, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee. The rate of interest paid by the Company on the Series U First Mortgage Bonds to the Borrower, a related company, was 5.6% and 6.4% for the years ended December 31, 2002 and 2001, respectively.

     With the exception of Series U, V and W, the First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,600 on December 31, 2002 and $1,700 on December 31, 2001. This property is also subject to a subordinate lien in favor of the United Steelworkers of America to secure a post retirement health benefit.

     The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain specifically allowed types of Restricted Payments. At December 31, 2002 and 2001, no dividends or other Restricted Payments, in addition to those specifically allowed, which included dividends on the preferred stock held by a subsidiary of the Borrower, could have been paid.

     The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at December 31, 2002. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Any loans from Ispat (see "Ispat International Advances" Note 10) cannot be repaid until the Company's leverage falls to specified levels.

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $165 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 5--LONG-TERM DEBT--(CONTINUED)

all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee remits the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At December 31, 2002, based on the amount of eligible collateral, there was no additional availability under the line. Drawings under the line included $149 of loans and $12.2 of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

     In January 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At December 31, 2002, based on the amount of eligible collateral, there was $25 of availability under the line.

     At December 31, 2002 and 2001, the amount outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has both the ability and intent to refinance these obligations as they mature under the respective credit agreements. The average interest rates on these facilities range from 2.6% to 3.1% and $76 of the outstanding balance is repayable in 2004 and $149 in 2005, when the credit facilities terminate.

     In the first quarter of 2002, the Company purchased $14.3 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1977, $3.8 of its Pollution Control Series 1995 and $0.9 of its Series R Bonds at discounts from face value. As a result of these early redemptions, the Company recognized an extraordinary gain of $14.0 ($8.9 after tax) and an ordinary gain on $0.5. In the second quarter of 2002, the Company purchased $0.2 of its Series R Bonds, $0.6 of its Pollution Control Series 1977, $1.4 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1995, $8.6 of its Pollution Control Series 13, and $6.2 of its Pollution Control Series 15 at discounts from face value. As a result of these early redemptions, the Company recognized an extraordinary gain of $15.2 ($9.7 after tax) and an ordinary gain of $0.2. In the fourth quarter of 2002, the Company purchased $2.0 of its Series R Bonds, $0.3 of its Pollution Control Series 1977 and $0.1 of its Pollution Control Series 1993 at discounts from face value. As a result of these early redemptions, the Company recognized an extraordinary gain of $0.8 ($0.5 after tax).

     In the second quarter of 2001, the Company purchased $11.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $4.8 which was classified as extraordinary ($3.1 after tax). In the fourth quarter of 2001, the Company purchased $1.2 of its Pollution Control Series 1977 at a discount from face value. As a result of this early redemption, the Company recognized a gain of $0.2 which was classified as ordinary. In the second quarter of 2000, the Company purchased $12.5 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $1.6 of which $1.0 was classified as extraordinary ($0.7 after tax).

     Maturities of long-term debt obligations (excluding Ispat International advances) are: $7.0 in 2003, $84.0 in 2004, $481.3 in 2005, $328.8 in 2006,
$59.8 in 2007 and $132.2 thereafter.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 6--EQUITY

COMMON STOCK

     On December 31, 2002 and 2001, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

CUMULATIVE PREFERRED STOCK

     On December 31, 2002 and 2001, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 7--STOCK OPTION PLANS

     Under the terms of the Ispat International N.V. Global Stock Option Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 2002 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2002, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31
                                                           ----------------------------
                                                           2002       2001        2000
                                                           -----   -----------   ------
Net Loss--as reported....................................  $(7.1)    $(126.0)    $(32.9)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects.....................   (1.1)       (1.8)      (1.3)
                                                           -----     -------     ------
Net Loss--pro forma......................................  $(8.2)    $(127.8)    $(34.2)

     There were no options issued in 2001. The weighted average fair value at the date of grant for options granted during 2002 and 2000 was $1.82 and $4.22, respectively and was estimated using the Binomial Option Pricing Model with the following weighted-average assumptions used:

                                                                 YEAR OF GRANT
                                                              --------------------
                                                              2002    2001   2000
                                                              -----   ----   -----
Dividend yield..............................................     --%   --%    3.85%
Expected annualized volatility..............................  83.00    --    66.00
Discount rate--Bond equivalent yield........................   5.03    --     5.27
Expected life in years......................................      8    --        8

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

     The status of the Ispat Plan with respect to the Company is summarized below:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at January 1, 2000............................    670,500        $11.94
Granted...................................................    701,500          8.57
Exercised.................................................         --            --
Forfeitures...............................................   (150,000)        10.70
                                                            ---------        ------
Outstanding at December 31, 2000..........................  1,222,000         10.16
Granted...................................................         --            --
Exercised.................................................         --            --
Forfeitures...............................................    (64,000)        10.04
                                                            ---------        ------
Outstanding at December 31, 2001..........................  1,158,000         10.16
Granted...................................................    581,500          2.26
Exercised.................................................         --            --
Forfeitures...............................................   (160,000)         9.72
                                                            ---------        ------
Outstanding at December 31, 2002..........................  1,579,500        $ 7.29
                                                            =========        ======

NOTE 8--RETIREMENT BENEFITS

PENSIONS

     The Company Pension Plan and Pension Trust is a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits for most non-represented employees are determined under a "Cash Balance" formula as an account balance which grows as a result of interest credits and of allocations based on a percent of pay. Benefits for other non-represented salaried employees are determined as a monthly benefit at retirement depending on final pay and service. Benefits for wage and salaried employees represented by the United Steelworkers of America are determined as a monthly benefit at retirement based on a fixed rate and service. The Plan assets are invested in stocks, bonds, real estate and other investments commonly found in similar defined benefit plans.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     Reconciliation of the pension benefit obligation and plan assets from December 1, 2001 and 2000 through the measurement dates of November 30, 2002 and 2001 was as follows:

                                                      DECEMBER 1, 2001    DECEMBER 1, 2000
                                                           THROUGH             THROUGH
                                                      NOVEMBER 30, 2002   NOVEMBER 30, 2001
                                                      -----------------   -----------------
Change in benefit obligation:
  Benefit obligation at beginning of period.........      $2,217.9            $2,093.9
  Service cost......................................          35.7                30.6
  Interest cost.....................................         160.1               163.2
  Plan amendments...................................            --                 7.7
  Actuarial loss....................................         111.4               108.8
  Benefits paid.....................................        (202.6)             (186.3)
                                                          --------            --------
  Benefit obligation at end of period...............      $2,322.5            $2,217.9
                                                          ========            ========
Change in plan assets:
  Fair value at beginning of period.................      $1,851.6            $1,921.6
  Actual return.....................................         (93.3)                7.7
  Employer contribution.............................            --               108.6
  Benefits paid.....................................        (202.6)             (186.3)
                                                          --------            --------
  Fair value at end of period.......................      $1,555.7            $1,851.6
                                                          ========            ========

     The plan amendment loss for the period ended November 30, 2001 reflects the plan changes to allow for special termination benefits to be paid by the plan (see Note 15).

     The unfunded status of the pension plan is as follows:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Benefit obligation..................................      $2,322.5            $2,217.9
Fair value of assets................................       1,555.7             1,851.6
                                                          --------            --------
Unfunded status of plan.............................        (766.8)             (366.3)
Unrecognized net loss...............................         761.7               362.6
Unrecognized prior service cost.....................          73.4                81.2
                                                          --------            --------
Net amount recognized...............................      $   68.3            $   77.5
                                                          ========            ========
Amounts recognized in the consolidated balance
  sheets consist of:
Accrued benefit liability...........................      $ (756.6)           $ (354.8)
Intangible asset....................................          73.4                81.2
Accumulated other comprehensive income..............         751.5               351.1
                                                          --------            --------
Net amount recognized...............................      $   68.3            $   77.5
                                                          ========            ========

     The following weighted average assumptions were used in accounting for the pension plan:

                                                  NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Discount rate...................................     7.10%          7.50%          8.00%
Expected return on plan assets..................     9.50%          9.50%          9.50%
Rate of compensation increase...................     4.00%          4.00%          4.00%

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The net periodic benefit cost was as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                      -----------------   -----------------   -----------------
Service cost........................       $  35.7             $  30.6             $  28.7
Interest cost.......................         160.1               163.2               158.6
Expected return on plan assets......        (194.5)             (196.5)             (194.4)
Special termination benefits........            --                 7.7                  --
Amortization........................           7.8                 7.8                 7.6
                                           -------             -------             -------
Net periodic benefit cost...........       $   9.1             $  12.8             $   0.5
                                           =======             =======             =======

SAVINGS PLAN

     The Company also sponsors a savings plan through which eligible salaried employees may elect to save a portion of their salary, and the Company matches the first five percent of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $4.0, $4.6, and $4.5 respectively, for the years ended December 31, 2002, 2001, and 2000.

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

     Reconciliation of the postretirement benefit obligation follows:

                                                      DECEMBER 1, 2001    DECEMBER 1, 2000
                                                           THROUGH             THROUGH
                                                      NOVEMBER 30, 2002   NOVEMBER 30, 2001
                                                      -----------------   -----------------
Benefit obligation at beginning of period...........       $796.6              $769.7
Service cost........................................          8.1                 7.7
Interest cost.......................................         57.8                60.1
Special termination benefits........................           --                 3.3
Actuarial loss......................................         32.2                14.4
Benefits paid.......................................        (56.0)              (58.6)
                                                           ------              ------
Benefit obligation at end of period.................       $838.7              $796.6
                                                           ======              ======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The unfunded status of the postretirement benefit obligation is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Benefit obligation..........................................    $ 838.7       $   796.6
Fair value of assets........................................         --              --
                                                                -------       ---------
Unfunded status of plan.....................................     (838.7)         (796.6)
Unrecognized net gain.......................................      (64.6)          (98.4)
Unrecognized prior service cost.............................      (87.6)         (107.2)
                                                                -------       ---------
Accrued postretirement benefit..............................    $(990.9)      $(1,002.2)
                                                                =======       =========

     The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                                  NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Discount rate...................................     7.10%          7.50%          8.00%
Rate of compensation increase...................     4.00%          4.00%          4.00%
Health care cost trend rate.....................     4.50%          4.50%          4.50%

     The net periodic benefit cost was as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                      -----------------   -----------------   -----------------
Service cost........................       $  8.1              $  7.7              $  8.3
Interest cost.......................         57.8                60.1                55.6
Amortization........................        (19.6)              (19.7)              (27.8)
Special termination benefits........           --                 3.3                 0.2
Recognized gain.....................         (1.6)               (3.1)                 --
                                           ------              ------              ------
Net periodic benefit cost...........       $ 44.7              $ 48.3              $ 36.3
                                           ======              ======              ======

     An increase of 1% in the health care cost trend rate would increase the benefit obligation by $106.5 and the annual net periodic cost by $9.5. A 1% decrease would reduce the benefit obligation by $87.2 and the annual net periodic cost by $7.7. For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 2003 and the years thereafter.

NOTE 9--INCOME TAXES

     The benefit for income taxes, excluding extraordinary items, consists of the following:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                      -----------------   -----------------   -----------------
Current federal.....................       $ (1.8)             $ (0.6)             $(14.3)
Deferred federal....................        (14.8)              (68.9)              (11.8)
Current state.......................          0.2                 0.2                 0.2
Deferred state......................         (1.0)               (3.9)                0.4
                                           ------              ------              ------
          Total.....................       $(17.4)             $(73.2)             $(25.5)
                                           ======              ======              ======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 9--INCOME TAXES--(CONTINUED)

     Total income taxes, excluding extraordinary items, reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                      -----------------   -----------------   -----------------
Federal income tax benefit computed
  at statutory tax rate.............       $(15.3)             $(70.7)             $(20.6)
Additional tax expense (benefit)
  from:
  State and local income taxes......         (0.1)               (2.4)                0.4
  Percentage depletion..............         (2.5)               (2.7)               (4.1)
  All other, net....................          0.5                 2.6                (1.2)
                                           ------              ------              ------
          Total.....................       $(17.4)             $(73.2)             $(25.5)
                                           ======              ======              ======

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Noncurrent deferred tax assets:
  Net operating loss ("NOL") carryforwards..................    $ 190.7        $ 143.6
  Alternative minimum tax ("AMT") credit carryforward.......         --            2.4
  Retirement benefit obligations............................      345.6          397.2
  Disallowed interest on debt to parent.....................       25.6           36.8
  Tax effect of comprehensive income items..................      275.3          132.4
                                                                -------        -------
     Total noncurrent deferred tax assets...................      837.2          712.4
Noncurrent deferred tax liabilities:
  Property, plant and equipment.............................     (486.4)        (487.6)
  Other.....................................................      (29.0)         (50.1)
                                                                -------        -------
     Net noncurrent deferred tax asset......................    $ 321.8        $ 174.7
                                                                =======        =======
Current deferred tax assets:
  Accrued vacations.........................................    $  13.1        $  12.3
  Shutdown accruals.........................................       18.6           19.5
  Property taxes............................................        1.6            2.5
  UNICAP--Inventory.........................................        6.7            2.7
  Amortization expense......................................       (4.1)          (3.1)
  Other.....................................................         --            1.3
                                                                -------        -------
     Net current deferred tax assets........................    $  35.9        $  35.2
                                                                =======        =======

     Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the tax benefits currently generated will be realized in future periods. Accordingly, no valuation allowance has been established.

     At December 31, 2002, the Company had NOL carryforwards available to offset future taxable income and AMT NOL carryforwards to offset future tax payments. The NOL carryforwards expire as follows: $70.5 in 2019, $190.3 in 2020 and $260.0 in 2021. The AMT NOL carryforwards expire as follows: $130.0 in 2021.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 10--RELATED PARTY TRANSACTIONS

     The Company was charged $2.1, $2.7, and $3.4 by Ispat for the years ended December 31, 2002, 2001 and 2000, respectively, for management, financial and legal services provided to the Company. The Company was also charged $1.4, $1.1 and $3.8 by Ispat North America Holding Inc. for corporate expense allocation for the years ended December 31, 2002, 2001 and 2000, respectively. The Company charged Ispat $1.6, $1.0 and $1.2 for research services for the years ended December 31, 2002, 2001 and 2000, respectively and also charged Ispat $1.1 for information technology services for the year ended December 31, 2000.

     The Company purchased $141.0, $49.2 and $103.2 of inventory from subsidiaries of Ispat for the years ended December 31, 2002, 2001 and 2000, respectively. The Company sold $7.9, $5.7 and $2.9 of inventory to subsidiaries of Ispat for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company's long-term debt due to a related company of $824.3 and $829.7 as of December 31, 2002 and 2001, respectively, is comprised of $668.5 and $675.5 payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $155.8 and $154.2 advances from other subsidiaries of Ispat. Interest expense related to Ispat Inland Finance LLC debt was $41.6, $56.5, and $65.9 for the years ended December 31, 2002, 2001 and 2000, respectively. This debt arose in connection with the financing of the acquisition of the Company (See Note 5). The advances from other Ispat subsidiaries have terms of five years. Interest on each advance is charged at a fixed rate. Rates in effect at December 31, 2002 range from 5.1% to 5.6%. At December 31, 2002 the Company has both the ability and intent to refinance the unpaid interest as the obligations mature, therefore it has been shown as long-term. Interest expense related to the advances from other subsidiaries of Ispat was $8.1 and $5.4 for the years ended December 31, 2002 and 2001, respectively.

     The Company's note receivable from a related company of $6.1 and $2.9 as of December 31, 2002 and 2001, respectively, is due from Ispat Inland, L.P. Interest income on this receivable was $0.4, $0.3, and $0.6 for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and costs incurred in relation to settlement of the interest collar (See Note 12). Payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

     The Company's payable to related companies of $7.8 and $12.0 at December 31, 2002 and 2001, respectively, consists of trade and other intercompany expenses. The Company's receivable from related companies of $8.0 and $3.3 at December 31, 2002 and 2001, respectively, consists of trade and other intercompany receivables.

NOTE 11-- COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Company guarantees $67.1 of long-term debt attributable to I/N Kote (See Note 14), one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to III Kote Inc's 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote.

     The Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation ("PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this Agreement, the Company provided the PBGC a letter of credit in the amount of $160, made cash contributions of $108.6 in 2001 and $30.7 in 2000 to the Pension Trust and committed to

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 11-- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

certain minimum funding requirements, including to fund normal cost of the Pension Plan plus, through 2003, an additional $5 per year. Included in the 2001 payments was a prepayment of the entire 2002 obligation and a portion of the 2003 obligation. Accordingly, no further contribution under this Agreement was required in 2002. The Company made a further payment of $54.5 during the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. Also, Ryerson Tull, Inc., the former parent of the Company, was required to provide a $50 guarantee of the Company's payment obligations with respect to its pension plan. This guarantee expires on July 16, 2003, at which time the Company is required to provide a first priority lien on assets or a letter of credit valued at $50 as replacement security. The Agreement with the PBGC has a term of at least five years or until certain financial tests are met, whichever is later; however, the Agreement could terminate within five years if the Pension Plan is terminated or the Company is sold and the purchaser meets certain tests.

     In 1998, the Company entered into an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of December 31, 2002 and 2001, the estimated minimum tolling charges remaining over the life of this agreement were approximately $225 and $254, respectively.

     As part of the agreement covering the 1990 sale of the Inland Lime & Stone Company division assets, the Company agreed, subject to certain exceptions, to purchase, at prices which approximate market, the annual limestone needs of the Indiana Harbor Works through 2002. With the completion of that agreement, the Company is considering competitive bids for its limestone needs for 2003 and beyond.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 11-- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

Decree totaled $27.7 as of December 31, 2002, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the first two phases of assessments have been completed, the Company cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

     It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $40 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 2002 and 2001, the Company's reserves for environmental liabilities totaled $28 and $27, respectively, $22 and $21, respectively, of which is related to the sediment remediation under the 1993 EPA Consent Decree.

     The Company maintains reserves for costs related to various facilities that were shut down in prior years. These reserves primarily include postretirement benefits and other healthcare costs for employees of the closed facilities. The Company has shutdown reserves totaling $23.0 and $25.2 as of December 31, 2002 and 2001, respectively. The reserves are classified in Other Accrued Expenses and Other Long-term Obligations in the Consolidated Balance Sheets.

     The Company and its subsidiaries have various operating leases for which the minimum lease payments are $14.4 in 2003, $13.6 in 2004, $11.7 in 2005, $3.2
in 2006, $1.9 in 2007 and $0.4 thereafter. Rental expense for the years ended December 31, 2002, 2001 and 2000 was $22.8, $24.7, $31.2, respectively.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $6.9 at December 31, 2002 and $3.3 at December 31, 2001.

     In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the Lease Closing Date, August 31, 1993. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI Lease or the insolvency of any of the NIPSCO parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the Lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the Lease, which are the responsibility of the NIPSCO subsidiary. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 11-- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of December 31, 2002, the Company's cumulative cost reduction due to such tax credits totaled $129.2. The current carrying amount of this indemnification is $0.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 11-- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

     The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management (IDEM) on February 18, 1992 relating to releases of hazardous substances from the Four County Landfill Site in Fulton County, Indiana. The Company, along with other potentially responsible parties (PRP's), has entered into two agreed orders with IDEM pursuant to which the PRP's agreed to perform a remedial investigation and feasibility study for the site, pay certain past and future IDEM costs and provide funds for operation and maintenance necessary for stabilization of the First Operable Unit of the site. The remedial investigation and feasibility study work is complete. With respect to the cost of the remaining work on the First Operable Unit, IDEM's most current estimate is $0.7. Under the terms of the PRP agreement, the Company has an approximate 7.2% share.

     In July 2001, IDEM selected the remedy for the Second Operable Unit at the Four County Landfill. The Company is a member of a group that is negotiating with IDEM to resolve any liability for the Second Operable Unit as well as remaining obligations with regard to the First Operable Unit. IDEM has estimated the costs for the Second Operable Unit to be approximately $1.0, with an additional contingent remedy estimated to cost approximately $2.1, to be implemented only if the selected remedy is deemed to be inadequate. The Company presently intends to participate in the settlement that is being negotiated at a level that is consistent with its participation in the PRP Agreement for the First Operable Unit, which would reflect, at a maximum, approximately $0.2. IDEM has a trust account holding approximately $0.8 for use in the implementation of the First and Second Operable Unit remedies.

     In July 2001, the United States Environmental Protection Agency (EPA) filed suit against the Company and other PRP's, seeking recovery of past response costs which it alleged it has expended at the Four County Landfill Site. The Company believes that this matter will not have a material effect on the financial position of the Company.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 11-- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of our business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NOTE 12--DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

DERIVATIVES

     The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At December 31, 2002 and 2001, the Company had entered into contracts for these commodities for notional amounts of $14.9 and $18.0, respectively, which had fair values of $1.6 and $2.8, respectively. For the twelve months ended December 31, 2002 and 2001, the Company recorded a gain of $1.2 and a loss of $2.8, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0.9 and $1.0 on deposit with counterparties at December 31, 2002 and 2001, respectively, that was classified as an other asset on the balance sheet.

     A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar (see Note 5 and Note 10). Due to the decline in interest rates during fiscal years 2002 and 2001, the fair value of the collar represented a derivative liability to the Borrower of approximately $13.7 at December 31, 2002 and $13.0 at December 31, 2001, respectively.

LONG-TERM DEBT

     The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $916 and $821 at December 31, 2002 and 2001, respectively, as compared with the carrying value of $1,249 and $1,254 in the balance sheets at December 31, 2002 and 2001, respectively.

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has rights to the productive capacity of the facility, except in certain limited circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $141.6, $142.8 and $146.1 for such tolling services for the years ended December 31, 2002, 2001 and 2000, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED)

     The Company and NSC also own and operate another joint venture which consists of a 500,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $134 and $176 outstanding under its long-term financing agreement at December 31, 2002 and 2001, respectively. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs. This price may be subject to an adjustment ("return on sales adjustment" or "ROS adjustment") if the Company's return on sales ("ROS") differs from I/N Kote's ROS, as defined in the Substrate Supply Agreement. The Company recorded sales of cold rolled steel to I/N Kote of $348.8, $309.7, and $343.1 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, I/N Kote owed the Company $42.5 and $18.8, respectively, related to these purchases. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 2002, 2001 and 2000, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. I/N Kote also provides tolling services to the Company for which it was charged $0.0, $0.0, and $1.5 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company sells all I/N Kote products that are distributed in North America. The Company receives a 1% sales commission on I/N Kote sales for which it earned $5.2, $4.9, and $5.6 for the years ended December 31, 2002, 2001 and 2000, respectively.

     During 2002, 2001 and 2000, certain conditions (as defined in the Substrate Supply Agreement) were met resulting in ROS adjustment being realized by the Company. The Company's consolidated financial statements reflect a net adjustment of approximately $1.6, $20.6 and $5.2 for the years ended December 31, 2002, 2001 and 2000, respectively. The adjustment increases the aggregate substrate price for 2002, 2001 and 2000 which results in the Company's return on sales being equal to the return on sales of I/N Kote. As the ROS is essentially funded by the joint venture partners, to the extent the ROS exceeds the return of capital and annual equity return of the partners, the partners are required to contribute additional capital through cash payments. Therefore, the Company recorded a payable to I/N Kote of approximately $13.0 to fund their portion of the ROS in 2001. As further outlined in the Substrate Supply Agreement, the component of any ROS adjustment which results in negative ROS for I/N Kote will be returned to the Company and NSC in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater than I/N Kote's ROS in subsequent years.

     During the development of the I/N Tek and I/N Kote joint ventures and to meet ongoing capital needs, the Company has loaned money to the joint ventures. These partner loans are included in "Investments in and advances to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loans was $17.8 and $16.9 at December 31, 2002 and 2001, respectively. The Company recorded interest income related to the I/N Tek loans of $1.1, $1.3, and $1.4 for the years ended December 31, 2002, 2001 and 2000, respectively. The outstanding balance of the I/N Kote partner loans was $33.7 and $36.2 at December 31, 2002 and 2001, respectively. The Company recorded interest income on the I/N Kote loans of $1.2, $3.3, and $3.4 for the years ended December 31, 2002, 2001 and 2000, respectively. In the fourth quarter of 2002, the terms of each of the I/N Tek and I/N Kote partnerships were extended through December 31, 2021.

     Related to the I/N Tek and I/N Kote joint ventures, the Company owned common stock of NSC. The NSC stock was sold during the first quarter of 2001 at a loss of $0.5. Fair value was determined based on

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED)

quoted market price. Differences between recorded value and fair value were recorded net of tax to Other Comprehensive Income.

NOTE 14--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 21% interest in the Empire Iron Mining Partnership ("Empire")(See Note 17). I/N Tek and I/N Kote are joint ventures with NSC (see Note 13). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing venture owned in various percentages by the Company and an Iron Ore manufacturer. As of December 31, 2002, 2001 and 2000, the Company included additional minimum pension liabilities relating to the unconsolidated joint ventures in the amount of $4.8 $8.9 and $0.5, respectively (net of tax effects of $2.7, $5.0 and $0.3 respectively) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.

     Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                                2002       2001
                                                              --------   --------
Results of operations for the year ended December 31:
  Gross revenue.............................................  $  838.9   $  888.1
  Costs and expenses........................................     804.4      856.2
                                                              --------   --------
  Net income................................................  $   34.5   $   31.9
                                                              ========   ========
Financial position at December 31:
  Current assets............................................  $  227.8   $  224.7
  Total assets..............................................   1,078.6    1,138.0
  Current liabilities.......................................     220.3      219.5
  Total liabilities.........................................     752.3      755.4
  Net assets................................................     326.3      382.6

NOTE 15--WORKFORCE REDUCTION

     For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 250 salaried non-represented employees. Of the amounts recorded, $11.1 was included in deferred employee benefits and $6.3 was paid by the Company for the 2001 workforce reductions during 2001. In addition, the Company paid $4.1 related to the 2000 workforce reduction during 2001. For the year ended December 31, 2002, the Company paid $0.2 related to the 2001 workforce provisions and reversed the remaining $0.6 due to changes from previous estimates.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

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

NOTE 17--IMPAIRMENT OF ASSETS

     As outlined in SFAS No. 144, an impairment loss shall be recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the expected sum of the undiscounted cash flows over its remaining useful life. Based on this criteria, the Company concluded that 2A Bloomer and 21" Rolling Mill were impaired.

     In the Fourth Quarter of 2001, the Company temporarily idled its 2A Bloomer and 21" Rolling Mill due to deteriorating market conditions. The market has not sufficiently improved and could become even more onerous with the announced purchase of a competitor's facility previously idled due to the prior owner's bankruptcy. Employing a present value technique to determine the fair value of these assets, the Company recorded an impairment charge of $23 at December 31, 2002.

     In addition, the Company evaluated its investment in Empire Mine, which is accounted for under the equity method, in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock". APB No. 18 requires that a loss in value of the investment that is other than a temporary decline should be recognized in the same manner as a loss in value of other long-lived assets. During the fourth quarter of 2002, the Company identified conditions, including projected operating losses due to increasing costs and a reduction in iron ore reserves, indicating that a permanent loss in the value of the investment had occurred. As a result, the Company recorded a $39 impairment charge for its Empire Mine investment and related fluxing equipment. To determine the fair value of its Empire investment, the Company considered the sale of a partial ownership interest in the Empire Mine in conjunction with a separate 12 year Purchase agreement which were concluded on December 31, 2002.

NOTE 18-- ASSET RETIREMENT OBLIGATIONS

     The Company will adopt the provisions of SFAS No. 143 for the quarter ended March 31, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine through the Environmental Impact Statement (EIS) process does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a huge cost at the end of the mine life. Each fall the MDNR conducts a field review of prior reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of December 31, 2002, the estimated total future reclamation costs are $18.2 with an estimated potential reserve of 43,000,000 gross tons of pellets.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             (Dollars in Millions except share and per share data)

NOTE 19-- BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

     The Company and its subsidiaries operate in a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and related raw material operations.

     The Company both produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the years ended December 31, 2002, 2001 and 2000, approximately 74%, 73%, and 79% of the sales were to customers in five mid-American states, respectively, and 93%, 90%, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     Sales to Ryerson Tull, Inc. approximated 9%, 10%, and 10% of consolidated net sales in the years ended December 31, 2002, 2001 and 2000. No other customer, except I/N Kote (see Note 13), accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

     As of December 31, 2002 approximately 77% of the active workforce was represented by the United Steelworkers of America ("USWA"). The existing labor contract between the USWA and the Company expires July 31, 2004.

NOTE 20-- CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                     2002
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Net sales..........................................  $532.0    $589.0    $597.3    $585.1
Operating profit (loss)............................    (8.9)     18.2      39.7     (16.0)
Net income (loss)..................................    (7.7)     10.7      13.0     (23.1)

                                                                     2001
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Net sales..........................................  $529.9    $520.5    $489.0    $544.7
Operating loss.....................................   (70.9)     (8.6)    (22.3)    (25.8)
Net loss...........................................   (60.0)    (17.7)    (30.1)    (18.2)

                                                                     2000
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Net sales..........................................  $638.0    $630.1    $567.7    $547.8
Operating profit (loss)............................    34.6      27.7      10.6     (37.1)
Net income (loss)..................................     8.5       3.9     (10.2)    (35.1)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
             (Dollars in Millions except share and per share data)

                                                   PROVISION FOR ALLOWANCES, CLAIMS AND DOUBTFUL ACCOUNTS
                                                   -------------------------------------------------------
                                                    BALANCE AT      ADDITIONS    DEDUCTIONS    BALANCE AT
                                                   BEGINNING OF    CHARGED TO       FROM         END OF
                                                      PERIOD         INCOME       RESERVES       PERIOD
                                                   -------------   -----------   -----------   -----------
January 1, 2002 through December 31, 2002........      $16.7          $0.6          $0.3          $17.0
January 1, 2001 through December 31, 2001........       17.0            --           0.3           16.7
January 1, 2000 through December 31, 2000........       18.6           0.1           1.7           17.0

                                                                 RESTRUCTURING RESERVE
                                                 -----------------------------------------------------
                                                  BALANCE AT    ADDITIONS      DEDUCTIONS   BALANCE AT
                                                 BEGINNING OF   CHARGED TO        FROM        END OF
                                                    PERIOD        INCOME        RESERVES      PERIOD
                                                 ------------   ----------     ----------   ----------
January 1, 2002 through December 31, 2002......      $0.8         $(0.6)(A)     $0.2(A)        $ --
January 1, 2001 through December 31, 2001......       4.1           7.1(A)      10.4(A)         0.8
January 1, 2000 through December 31, 2000......       6.1           4.1(A)       6.1(A)         4.1

---------------

NOTES:
(A) Workforce reduction costs.

                                                                    SHUTDOWN RESERVES
                                                   ---------------------------------------------------
                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                   BEGINNING OF   CHARGED TO      FROM        END OF
                                                      PERIOD        INCOME      RESERVES      PERIOD
                                                   ------------   ----------   ----------   ----------
January 1, 2002 through December 31, 2002........     $25.2           --          $2.2        $23.0
January 1, 2001 through December 31, 2001........      26.4           --           1.2         25.2
January 1, 2000 through December 31, 2000........      27.4           --           1.0         26.4

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISPAT INLAND INC.

                                          By:    /s/ PETER D. SOUTHWICK
                                            ------------------------------------
                                                     Peter D. Southwick
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                       ----------------------------------   --------------



             /s/ PETER D. SOUTHWICK                  President and Chief Executive      March 31, 2003
------------------------------------------------                Officer
               Peter D. Southwick                    (Principal Executive Officer)
                                                              and Director




             /s/ MICHAEL G. RIPPEY                  Executive Vice President-Sales,     March 31, 2003
------------------------------------------------   Finance & Administration and Chief
               Michael G. Rippey                           Financial Officer
                                                     (Principal Financial Officer)
                                                     (Principal Accounting Officer)
                                                              and Director




                                                                Director
------------------------------------------------
               Lakshmi N. Mittal




                                                                Director
------------------------------------------------
               Robert B. McKersie




                                                                Director
------------------------------------------------
                 Malay Mukerjee




                                                                Director
------------------------------------------------
                Richard Leblanc




                                                                Director
------------------------------------------------
                Ashok L. Aranha




                                                                Director
------------------------------------------------
               Jean-Pierre Picard

                                          By:       /s/ MARC R. JESKE
                                            ------------------------------------
                                                       Marc R. Jeske
                                                      Attorney-in-fact

March 31, 2003

                                 CERTIFICATION

           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter D. Southwick, certify that:

     1) I have reviewed this annual report on Form 10-K of Ispat Inland Inc.

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ PETER D. SOUTHWICK
                                          --------------------------------------
                                          Name: Peter D. Southwick
                                          Title: President & Chief Executive
                                          Officer
Date: March 31, 2003

                                 CERTIFICATION

           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael G. Rippey, certify that:

     1) I have reviewed this annual report on Form 10-K of Ispat Inland Inc.

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ MICHAEL G. RIPPEY
                                          --------------------------------------
                                          Name: Michael G. Rippey
                                          Title: Executive Vice President,
                                          Sales, Finance & Administration and
                                          Chief Financial Officer

Date: March 31, 2003

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

 24       Powers of Attorney.

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