Form 10-Q
period 2003-03-31
ISPAT INLAND INC
filed 2003-05-13
CIK 50548

                                                           FIRST QUARTER - 2003





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No   x
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of May 9, 2003.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

    ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2003 and 2002                                                                  2

         Condensed Consolidated Statements of Comprehensive Income for the Three
         Months Ended March 31, 2003 and 2002                                                           2

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002                                                                  3

         Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002               4

         Notes to Condensed Consolidated Financial Statements                                           5 - 15

    ITEM 2. Management's Narrative Analysis of Results of Operations                                    16

    ITEM 4. Controls and Procedures                                                                     16


PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings                                                                           17
    ITEM 5. Other                                                                                       17
    ITEM 6. Exhibits and Reports on Form 8-K                                                            17


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                    THREE MONTHS ENDED
                                                        MARCH 31
                                                     2003      2002
                                                  ---------  ---------
NET SALES                                          $ 553.9    $ 532.0
                                                  ---------  ---------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                 478.4      510.1
  Selling, general and
          administrative expenses                      6.7        6.3
  Depreciation                                        24.4       24.5
                                                  ---------  ---------
      Total                                          509.5      540.9
                                                  ---------  ---------

OPERATING PROFIT (LOSS)                               44.4       (8.9)
Other expense (income), net                            1.8      (15.0)
Interest expense on debt                              17.8       19.2
                                                  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE                     24.8      (13.1)
PROVISION (BENEFIT) FOR INCOME TAXES                   8.4       (5.4)
                                                  ---------  ---------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                               16.4       (7.7)
Cumulative effect of change in
   accounting principle (Note 9)                      (1.6)         -
                                                  ---------  ---------
NET INCOME (LOSS)                                   $ 14.8     $ (7.7)
                                                  =========  =========




      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                     2003     2002
                                                  --------  --------
Net income (loss)                                  $ 14.8    $ (7.7)
Other comprehensive income, net of tax                  -         -
                                                  -------   --------
COMPREHENSIVE INCOME (LOSS)                        $ 14.8    $ (7.7)
                                                  =======   ========



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                         2003                2002
                                                                                       --------            --------
OPERATING ACTIVITIES
  Net income (loss)                                                                     $ 14.8              $ (7.7)
                                                                                       --------            --------
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Gain on early extinguishment of debt                                                  (0.8)              (14.0)
    Gain on sale of property, plant and equipment                                         (0.1)                  -
    Change in accounting principle                                                         2.5                   -
    Depreciation                                                                          24.4                24.5
    Deferred employee benefit cost                                                         3.9                (1.9)
    Amortization of debt premium                                                          (0.3)               (0.3)
    Undistributed earnings from joint ventures                                            (9.8)               (3.9)
    Deferred income taxes                                                                  7.5                (5.3)
    Change in:
      Receivables                                                                         49.9               (10.4)
      Inventories                                                                        (41.3)               61.7
      Prepaid expenses and other assets                                                    3.1                (1.5)
      Accounts payable                                                                    15.0                 3.7
      Payables to/receivables from related companies                                      (0.1)               (9.4)
      Other accrued liabilities                                                            6.9                 1.9
      Pension contribution                                                               (54.5)
    Other items                                                                            2.6                 1.0
                                                                                       --------            --------
    Net adjustments                                                                        8.9                46.1
                                                                                       --------            --------
          Net cash from operating activities                                              23.7                38.4

INVESTING ACTIVITIES
  Capital expenditures                                                                    (9.7)               (4.1)
  Proceeds from sale of property, plant and equipment                                      0.1                   -
  Distributions from joint ventures, net of advances                                      11.0                 3.1
                                                                                       --------            --------
          Net cash from investing activities                                               1.4                (1.0)

FINANCING ACTIVITIES
  Payments on long-term debt                                                              (3.1)               (9.2)
  Dividends paid                                                                          (1.9)                  -
  Proceeds from note payable from related company                                            -                 1.3
  Bank overdrafts                                                                         (1.3)              (15.8)
  Repayments of revolver borrowings, net                                                 (12.0)              (18.0)
                                                                                       --------            --------
          Net cash from financing activities                                             (18.3)              (41.7)
                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents                                       6.8                (4.3)
Cash and cash equivalents - beginning of period                                           10.0                24.2
                                                                                       --------            --------
Cash and cash equivalents - end of period                                               $ 16.8              $ 19.9
                                                                                       ========            ========

Non-cash activity:
   Asset Retirement Obligation Impact on:
      Property                                                                             3.8                   -
      Other long-term obligations                                                          6.3                   -


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                    MARCH 31, 2003        DECEMBER 31, 2002
                                                                    --------------        -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                            $    16.8                $    10.0
    Receivables, less provision for allowances, claims and                   207.6                    257.5
          doubtful accounts of $13.9 and $17.0
    Receivables from related companies                                         4.8                      8.0
    Inventories                                                              484.4                    443.1
    Prepaid expenses and other                                                   -                      2.8
    Deferred income taxes                                                     35.9                     35.9
                                                                        -----------              -----------
          Total current assets                                               749.5                    757.3
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                              213.6                    214.8
  PROPERTY, PLANT AND EQUIPMENT, NET                                       1,723.0                  1,733.9
  NOTE RECEIVABLE FROM RELATED COMPANIES                                       6.1                      6.1
  DEFERRED INCOME TAXES                                                      314.3                    321.8
  PENSION INTANGIBLE ASSET                                                    73.4                     73.4
  OTHER ASSETS                                                                56.2                     56.5
                                                                        -----------              -----------
           Total Assets                                                  $ 3,136.1                $ 3,163.8
                                                                        ===========              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                                     $   193.7                $   178.7
    Bank overdrafts                                                            7.2                      8.5
    Payables to related companies                                              4.5                      7.8
    Pension contribution                                                         -                     54.5
    Accrued expenses and other liabilities                                   146.7                    139.8
    Long-term debt due within one year
      Related companies (Note 5)                                               7.0                      7.0
      Other                                                                    0.8                        -
                                                                        -----------              -----------
          Total current liabilities                                          359.9                    396.3
  LONG-TERM DEBT
    Related companies (Note 5)                                               815.6                    817.3
    Other                                                                    409.3                    424.6
  DEFERRED EMPLOYEE BENEFITS                                               1,709.3                  1,705.4
  OTHER LONG-TERM OBLIGATIONS                                                 67.3                     58.4
                                                                        -----------              -----------
          Total liabilities                                                3,361.4                  3,402.0
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                           90.0                     90.0
    Common stock                                                             320.0                    320.0
    Accumulated deficit                                                     (151.6)                  (164.5)
    Accumulated other comprehensive loss                                    (483.7)                  (483.7)
                                                                        -----------              -----------
          Total stockholders' deficit                                       (225.3)                  (238.2)
                                                                        -----------              -----------
          Total Liabilities and Stockholders' Deficit                    $ 3,136.1                $ 3,163.8
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

Certain amounts on the 2002 Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the fair value of liabilities for asset retirement obligations to be recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of adopting SFAS No. 143 on January 1, 2003, the effective date, is an increase in assets and liabilities of $3.8 and $6.3, respectively. A charge of $1.6 (net of tax of $0.9) is reflected on the Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle (See Note 9).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Upon adoption of SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations -- Reporting the effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 as of January 1, 2003 and reclassified $14.0 of extraordinary gains to the "Other expense (income), net" line item for the quarter ended March 31, 2002 in accordance with SFAS No. 145.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company adopted the disclosure provision of SFAS No. 148.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. Disclosure requirements under FIN 45 were adopted as of December 31, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                      MARCH 31, 2003        DECEMBER 31, 2002
                                                     ----------------      -------------------

In process and finished steel                                $ 350.4                  $ 294.3
Raw materials and supplies:
  Iron ore                                                      52.0                     72.0
  Scrap and other raw materials                                 50.8                     48.3
  Supplies                                                      31.2                     28.5
                                                          -----------              -----------
                                                               134.0                    148.8
                                                          -----------              -----------
          Total                                              $ 484.4                  $ 443.1
                                                          ===========              ===========


NOTE 3 - LONG-TERM DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat International N.V. ("Ispat"), Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 standby letter of credit that expires on July 9, 2003 that has not been drawn upon (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. The LC expires on July 9, 2003, and the Company believes that it is unlikely to be renewed. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $0.875 per quarter until maturity.

The Company is engaged in discussions with the PBGC to determine whether other types of collateral can be substituted in place of the LC or other alternative arrangements can be made to provide financial assurances to the PBGC with respect to the Company's pension plan obligations. If the Company is unable to reach a satisfactory revised agreement with the PBGC, the PBGC may draw on the LC prior to its expiration. If the PBGC draws on the LC, and the LC lenders determine to enforce the reimbursement obligation of the Company associated with the LC, borrowing arrangements of the Company, including the Credit Agreement, would be negatively impacted (See "Commitments and Contingencies" Note 7).

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

As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed for as long as the obligations are outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could be required to perform under the guarantee if an event of default as defined in the Credit Agreement occurs under the Facilities. At March 31, 2003, the Company recorded $666.7 and $0 for the Term Loans and the Hedge, respectively in its Consolidated Balance Sheet.

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

Under terms of the Credit Agreement, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at March 31, 2003. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to pay dividends and other restricted payments, incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $165 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At March 31, 2003, based on the amount of eligible collateral, there was $15 of availability under the line. Drawings under the line included $143 of loans and $7 of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

In 1999, the Company established a five-year $120 revolving credit facility with a group of banks. The Company has agreed to sell substantially all of its raw material, in-process and finished goods inventory to Ispat Inland Inventory, LLC ("III"), a wholly owned subsidiary of the Company, to secure this facility. Provisions of the credit agreement require III to maintain a minimum net worth. At March 31, 2003, based on the amount of eligible collateral, there was $48 of availability under the line with $70 of loans outstanding.

At March 31, 2003 and December 31, 2002, the amounts outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements as modified. See Footnote 11 for recent modifications to revolving credit facilities.

In the first quarter of 2002, the Company purchased $14.3 of its Pollution Control Series 1993 bonds, $0.8 of its Pollution Control Series 1977, $3.8 of its Pollution Control Series 1995 and $0.9 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $14.5.

In the first quarter of 2003, the Company purchased $0.1 of its Pollution Control Series 1977, $0.9 of its Pollution Control Series 1993, and $1.0 of its Pollution Control Series 1995 Bonds at a discount from face value. As a result of this early redemption, the Company recognized a gain of $0.8.

Interest cost incurred by the Company totaled $18.5 and $19.6 for the quarter ended March 31, 2003 and 2002, respectively. Included in these totals is capitalized interest of $0.7 and $0.4 for the quarter ended March 31, 2003 and 2002, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 4 - STOCK OPTION PLANS

Under the terms of the Ispat International N.V. Global Stock Option Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income (loss) for the three months ended March 31, 2003 and 2002 would have been decreased (increased) to the pro forma amounts indicated below:

                                                                THREE MONTHS ENDED MARCH 31
                                                               2003                     2002

-----------------------------------------------------------------------------------------------------------
Net Income (Loss) -- as reported                               $14.8                    $(7.7)


Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                                             (0.2)                    (0.3)
                                                               -----                    -----

Net Income (Loss) -- pro forma                                 $14.6                    $(8.0)
-----------------------------------------------------------------------------------------------------------

NOTE 5 - EQUITY

Common Stock

On March 31, 2003 and December 31, 2002, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On March 31, 2003 and December 31, 2002, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $3.3 and $0.4 by Ispat for the three months ended March 31, 2003 and 2002, respectively, for management, financial and legal services provided to the Company. The Company was also charged $0.2 and $0.4 by Ispat North America Holding Inc. for corporate expense allocations for the three months ended March 31, 2003 and 2002.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

The Company purchased $18.0 and $3.3 of inventory from subsidiaries of Ispat during the three months ended March 31, 2003 and 2002, respectively. The Company sold $2.0 and $1.4 of inventory to subsidiaries of Ispat for the three months ended March 31, 2003 and 2002, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $34.6 and $37.2 for such tolling services for the three months ended March 31, 2003 and 2002, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $93.6 and $84.7 for the three months ended March 31, 2003 and 2002, respectively.

The Company's debt due to related companies of $822.5 and $824.3 as of March 31, 2003 and December 31, 2002, respectively, consists of $666.7 and $668.5, respectively, payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $155.8 and $155.8, respectively, advances from other subsidiaries of Ispat. Under the Credit Agreement, these advances cannot be repaid until the Company's leverage falls to specified levels. At March 31, 2003, the Company has both the ability and the intent to refinance the related unpaid interest as the obligations mature, therefore it has been shown as long-term.

The Company's note receivable from a related company of $6.1 at both March 31, 2003 and December 31, 2002 is due from Ispat Inland, L.P. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and costs incurred in relation to settlement of the interest collar (Note 8). Payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

The Company's receivable from related companies of $4.8 and $8.0 at March 31, 2003 and December 31, 2002, respectively, consists of trade and other intercompany receivables. The Company's payable to related companies of $4.5 and $7.8 at March 31, 2003 and December 31, 2002, respectively, consists of trade and other intercompany expenses.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 2003, the Company guaranteed $60.9 of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to III Kote Inc's (a wholly owned subsidiary of the Company which holds the 50% investment of I/N
Kote) 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote.

The Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") in 1998 to provide certain financial assurances with respect to the Company's Pension Plan. The Agreement has a term of at least five years or until certain financial tests are met, whichever is later. It is likely that the Agreement will continue beyond its five year original term. In accordance with the Agreement, the Company provided the PBGC a letter of credit in the amount of $160, and has made a total of $242 of contributions to the Pension Trust, including a payment of $54.5 in the first quarter of 2003. All of the contributions that the Company made to the Pension Trust under the Agreement were, at the time made, in excess of ERISA minimum funding requirements. In addition, the Company granted to the PBGC a first priority lien on selected assets. Also, under the Agreement, Ryerson Tull, Inc., the former parent of the Company, provided a $50 guarantee of the Company's payment obligations with respect to its pension plan. In 2001, Ryerson Tull provided the PBGC a $50 letter of

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

credit in support of the guaranty. The $160 letter of credit currently expires on July 9, 2003, and the $50 Ryerson Tull guarantee, with its supporting letter of credit, currently expires on July 16, 2003. Prior to the expiration of such instruments, the PBGC will require, pursuant to the Agreement, that it be provided with replacement security in a form acceptable to it. The Company is in negotiations with the PBGC regarding alternative arrangements to the $160 letter of credit and guaranty, and in discussions with Ryerson Tull regarding the guaranty/letter of credit. If the Company is unable to make alternative arrangements with the PBGC regarding the Ryerson Tull guaranty/letter of credit, the Agreement provides that Ryerson Tull must renew its letter of credit, or place up to $50 million in an escrow account for possible application by the PBGC to certain shortfalls in funding of the Company Pension Trust. The Company believes that it will reach agreement with the PBGC and with Ryerson Tull. However, if the Company cannot reach a resolution of these matters acceptable to the PBGC, and the LC lenders determine to enforce the reimbursement obligation of the Company associated with the LC, the borrowing arrangements of the Company, including the Credit Agreement, would be negatively impacted. The consequences of such series of events could have a material adverse effect on the financial condition and results of operations of the Company.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of March 31, 2003 and December 31, 2002, the estimated minimum tolling charges remaining over the life of this agreement were approximately $220 and $225, respectively.

In 2002, the Company entered into an agreement with Cleveland-Cliffs, Inc. to purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine for twelve years. The price of the pellets is fixed for the first two years and then, adjusted over the term of the agreement based on various market index factors.

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.8 and $27.7 as of March 31, 2003 and December 31, 2002, respectively, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

remedial actions cannot be determined until the first two phases of assessments have been completed, the Company cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $40 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At March 31, 2003 and December 31, 2002, the Company's reserves for environmental liabilities totaled $27.8 and $27.7, respectively, $21.8 and $21.7 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $64.6 and $6.9 at March 31, 2003 and December 31, 2002, respectively. The amount of firm commitments as of March 31, 2003 include the commitments for the reline of the #7 Blast Furnace.

In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc. to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the Lease Closing Date, August 31, 1993. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI Lease or the insolvency of any of the NIPSCO parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the Lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the Lease, which are the responsibility of the NIPSCO subsidiary. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of March 31, 2003, the Company's cumulative cost reduction due to such tax credits totaled $136.2. The current carrying amount of this indemnification is $0.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

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

In July 2001, the United States Environmental Protection Agency (EPA) filed suit against the Company and other PRP's, seeking recovery of past response costs which it alleged it has expended at the Four County Landfill Site. On February 6, 2003, a Consent Decree was issued by the U.S. District Court of Northern Indiana, which resolved the EPA's cost recovery suit. As a result of that Consent Decree, the Company paid a de minimis amount in past response costs to the EPA.

On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

which is operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies under the May 27, 1998 Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. , as amended, and other grounds, for any losses in connection with this matter. At this time, it is not possible to predict whether the Company will be found liable for any violation and, if, in fact, there were to be such a finding, the amount of the Company's potential liability or whether this potential liability could materially affect the financial position of the Company.

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations, cash flows or prospects.

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At March 31, 2003 and December 31, 2002, the Company had entered into contracts for these commodities for notional amounts of $19.6 and $14.9, respectively. For the quarters ended March 31, 2003 and 2002, the Company recorded a $0.6 and $1.3 gain, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $1.0 and $0.9 on deposit with counterparties at March 31, 2003 and December 31, 2002, respectively, that was classified as an other asset on the balance sheet.

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar. Due to the decline in interest rates during fiscal year 2002, the fair value of the collar represented a derivative liability to the Borrower of approximately $11.1 at March 31, 2003 and $13.7 at December 31, 2002.

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine through the Environmental Impact Statement (EIS) process does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a huge cost at the end of the mine life. Each fall the MDNR conducts a field review of prior reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of January 1, 2003, the estimated total future reclamation costs are $18.2 with an estimated potential reserve of 43,000,000 gross tons of pellets. The impact of adopting SFAS No. 143 on January 1, 2003 is an increase in assets and liabilities of $3.8 and $6.3, respectively. A charge of $1.6 (net of tax of $0.9) is reflected on the Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 10  - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the quarters ended March 31, 2003 and 2002 were $2.8 and $2.9, respectively.

NOTE 11  - SUBSEQUENT EVENTS

On April 30, 2003, the Company replaced its $120 inventory-backed credit facility with a four-year approximately $175 committed revolving credit facility secured by its inventory, spare parts and mobile equipment.

On May 5, 2003, the Company increased the amount committed by its lenders under its receivables-backed revolving credit facility from $165 to $185.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF  OPERATIONS

Comparison of First Quarter 2003 to First Quarter 2002

Net sales of $553.9 for the first quarter of 2003 increased by 4.1 percent over $532.0 in the year-ago quarter as volume decreased by 10.0 percent and average selling price per ton increased 15.7 percent. Steel shipments were 1,268,049 net tons for the first quarter of 2003 compared to 1,408,917 net tons for the first quarter of 2002.

Cost of goods sold of $478.4 decreased 6.2 percent from $510.1 in the year-ago quarter due to decreased volume.

Selling, general and administrative expenses of $6.7 increased 6.4 percent from $6.3 in the year-ago quarter due to increased spending during the current quarter.

Depreciation expense of $24.4 for the current quarter decreased 0.4 percent as compared to $24.5 in the year-ago quarter.

An operating profit of $44.4 was reported for the current quarter compared to an operating loss of $8.9 in the year-ago quarter as a result of the items noted above.

Other expense of $1.8 decreased by $16.8 from $15.0 of income in the year-ago quarter due to increased corporate expenses and decreased gain on the early extinguishment of debt. The year-ago quarter included a gain on the early extinguishment of debt of $14.5 while the current quarter included a gain on the early extinguishment of debt of $0.8 for a change of $13.7.

Interest expense of $17.8 in the current quarter decreased 7.3 percent from $19.2 in the year ago quarter due to a reduction in interest rates.

Information Concerning Obligations to the Pension Benefit Guaranty Corporation

The Company is in the process of negotiating a revised agreement with the Pension Benefit Guaranty Corporation referred to in Note 7 in Part I, Item 1 in this Form 10-Q. For details concerning these negotiations and their potential effect upon the Company's outstanding debt, see Note 3 and Note 7 in Part I,
Item 1 of this Form 10-Q.

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


                                             ISPAT INLAND INC.




                                             By     /s/ Michael G. Rippey
                                               ---------------------------------
                                               Michael G. Rippey
                                               Executive Vice President -
                                               Sales, Finance &
                                                      Administration
                                                      and CFO
                                               Principal Financial Officer
                                               Principal Accounting Officer
                                                      and Director




Date:     May 12, 2003

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




Date:    May 12, 2003
     ----------------------


                                            /s/   PETER D. SOUTHWICK
                                            ---------------------------
                                                  Name:  Peter D. Southwick
                                                  Title: President & Chief
                                                         Executive Officer

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




Date:    May 12, 2003
     -----------------------


                                                   /s/  MICHAEL G. RIPPEY
                                                  -----------------------
                                                  Name:  Michael G. Rippey
                                                  Title: Executive Vice
                                                         President - Sales,
                                                         Finance &
                                                         Administration and
                                                         Chief
                                                         Financial Officer

                                INDEX TO EXHIBITS

   EXHIBIT                                                                      SEQUENTIAL
   NUMBER                          DESCRIPTION                                  PAGE NO.
   -------       -----------------------------------------------                ----------
 99.1        Certification of Peter D. Southwick, President & Chief Executive
             Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2        Certification of Michael G. Rippey, Executive Vice President -
             Sales, Finance & Administration and Chief Financial Officer of
             Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
