Form 10-Q
period 2003-06-30
ISPAT INLAND INC
filed 2003-08-12
CIK 50548

                                                           SECOND QUARTER - 2003


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of August 7, 2003.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2003 and 2002                                                                 2

           Condensed Consolidated Statements of Comprehensive Income for the Three and Six
           Months Ended June 30, 2003 and 2002                                                          2

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2003 and 2002                                                                 3

           Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002              4

           Notes to Condensed Consolidated Financial Statements                                         5 - 15

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                  16

     ITEM 4.  Controls and Procedures                                                                   17


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                         18
     ITEM 5.  Other                                                                                     18
     ITEM 6.  Exhibits and Reports on Form 8-K                                                          18


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30                   JUNE 30
                                          ---------------------     ----------------------
                                            2003         2002         2003          2002
                                          --------     --------     --------      --------
NET SALES                                 $  560.5     $  589.0     $1,114.4      $1,121.0
                                          --------     --------     --------      --------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                         543.5        539.2      1,021.8       1,049.3
  Selling, general and
          administrative expenses              6.9          7.0         13.6          13.3
  Depreciation                                24.3         24.6         48.7          49.1
                                          --------     --------     --------      --------
      Total                                  574.7        570.8      1,084.1       1,111.7
                                          --------     --------     --------      --------

OPERATING (LOSS) PROFIT                      (14.2)        18.2         30.3           9.3
Other expense (income), net                    0.3        (16.4)         2.1         (31.4)
Interest expense on debt                      17.4         18.7         35.2          37.9
                                          --------     --------     --------      --------
(LOSS) INCOME BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE            (31.9)        15.9         (7.0)          2.8
(BENEFIT) PROVISION FOR INCOME TAXES         (12.2)         5.2         (3.7)         (0.2)
                                          --------     --------     --------      --------
NET (LOSS) INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                      (19.7)        10.7         (3.3)          3.0
Cumulative effect of change in
   accounting principle (Note 9)               --                       (1.6)
                                          --------     --------     --------      --------
NET (LOSS) INCOME                         $  (19.7)    $   10.7     $   (4.9)     $    3.0
                                          ========     ========     ========      ========

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30                  JUNE 30
                                             2003          2002        2003         2002
                                            -------      -------     -------      -------
Net (loss) income                           $ (19.7)     $  10.7     $  (4.9)     $   3.0
Other comprehensive income, net of tax:          --           --          --           --
                                            -------      -------     -------      -------
COMPREHENSIVE INCOME (LOSS)                 $ (19.7)     $  10.7     $  (4.9)     $   3.0
                                            =======      =======     =======      =======




       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                               2003       2002
                                                              ------------------
OPERATING ACTIVITIES
  Net (loss) income                                           $(4.9)     $ 3.0
                                                              -----      -----

  Adjustments to reconcile net (loss) income to net
          cash from operating activities:
    Gain on early extinguishment of debt                       (0.9)     (30.0)
    Gain on sale of property, plant and equipment              (0.1)      (0.3)
    Change in accounting principle                              2.5         --
    Depreciation                                               48.7       49.1
    Deferred employee benefit cost                              7.7       (0.9)
    Amortization of debt premium                               (0.5)      (0.6)
    Undistributed earnings from joint ventures                (16.7)       4.9
    Deferred income taxes                                      (4.7)      (0.1)
    Change in:
      Receivables                                              21.5      (15.5)
      Inventories                                             (35.5)      50.5
      Prepaid expenses and other assets                        (2.5)      (2.4)
      Accounts payable                                          5.7      (14.4)
      Payables to/receivables from related companies           10.2        0.3
      Other accrued liabilities                                 9.0       (4.9)
      Pension contribution                                    (54.5)        --
    Other items                                                 4.8        1.7
                                                              -----      -----
    Net adjustments                                            (5.3)      37.4
                                                              -----      -----
          Net cash from operating activities                  (10.2)      40.4

INVESTING ACTIVITIES
  Capital expenditures                                        (31.1)     (11.0)
  Proceeds from sale of property, plant and equipment           0.1        0.3
  Distributions from joint ventures, net of advances           13.5       (3.6)
                                                              -----      -----
          Net cash from investing activities                  (17.5)     (14.3)

FINANCING ACTIVITIES
  Payments on long-term debt                                   (4.9)     (13.7)
  Dividends                                                   (15.9)        --
  Proceeds from note receivable from related company, net        --       (1.2)
  Proceeds from note payable to related company                 7.0        1.6
  Bank overdrafts                                              10.7      (12.5)
  Proceeds from (payments of) revolver borrowings, net         42.0      (10.0)
                                                              -----      -----
          Net cash from financing activities                   38.9      (35.8)
                                                              -----      -----

Net increase (decrease) in cash and cash equivalents           11.2       (9.7)
Cash and cash equivalents - beginning of period                10.0       24.2
                                                              -----      -----
Cash and cash equivalents - end of period                     $21.2      $14.5
                                                              =====      =====

Non-cash activity:
  Asset retirement obligation impact on:
    Property                                                    3.8         --
    Other long-term obligations                                 6.3         --


See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                                    JUNE 30, 2003     DECEMBER 31, 2002
                                                                    --------------    -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                       $   21.2            $   10.0
    Receivables, less provision for allowances, claims and             236.0               257.5
          doubtful accounts of $17.1 and $17.0
    Receivables from related companies                                   3.1                 8.0
    Inventories                                                        478.6               443.1
    Prepaid expenses and other                                            --                 2.8
    Deferred income taxes                                               35.9                35.9
                                                                    --------            --------
          Total current assets                                         774.8               757.3
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                        218.0               214.8
  PROPERTY, PLANT AND EQUIPMENT, NET                                 1,720.1             1,733.9
  NOTE RECEIVABLE FROM RELATED COMPANIES                                 6.1                 6.1
  DEFERRED INCOME TAXES                                                326.5               321.8
  PENSION INTANGIBLE ASSET                                              73.4                73.4
  OTHER ASSETS                                                          61.8                56.5
                                                                    --------            --------
          Total Assets                                              $3,180.7            $3,163.8
                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                                $  184.4            $  178.7
    Bank overdrafts                                                     19.2                 8.5
    Payables to related companies                                       13.1                 7.8
    Pension contribution                                                  --                54.5
    Accrued expenses and other liabilities                             148.8               139.8
    Long-term debt due within one year
      Related companies (Note 6)                                         7.0                 7.0
      Other                                                              0.8                  --
                                                                    --------            --------
          Total current liabilities                                    373.3               396.3
  LONG-TERM DEBT
    Related companies (Note 6)                                         820.8               817.3
    Other                                                              463.0               424.6
  DEFERRED EMPLOYEE BENEFITS                                         1,713.1             1,705.4
  OTHER LONG-TERM OBLIGATIONS                                           69.5                58.4
                                                                    --------            --------
          Total liabilities                                          3,439.7             3,402.0
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                     90.0                90.0
    Common stock                                                       320.0               320.0
    Accumulated deficit                                               (185.3)             (164.5)
    Accumulated other comprehensive loss                              (483.7)             (483.7)
                                                                    --------            --------
          Total stockholders' deficit                                 (259.0)             (238.2)
                                                                    --------            --------
          Total Liabilities and Stockholders' Deficit               $3,180.7            $3,163.8
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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Upon adoption of SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 as of January 1, 2003 and reclassified $15.2 and $29.2 of extraordinary gains to the "Other expense (income), net" line item for the three and six months ended June 30, 2002, respectively, in accordance with SFAS No. 145.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No 133 on Derivative Instruments and Hedging Activities". This Statement amends Statement No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS No. 150 will not have an impact on its financial condition, results of operations or cash flows.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                          JUNE 30, 2003     DECEMBER 31, 2002
                                          -------------     -----------------
In process and finished steel                $355.1               $294.3
Raw materials and supplies:
  Iron ore                                     47.0                 72.0
  Scrap and other raw materials                47.0                 48.3
  Supplies                                     29.5                 28.5
                                             ------               ------
                                              123.5                148.8
                                             ------               ------
          Total                              $478.6               $443.1
                                             ======               ======


NOTE 3 - LONG-TERM DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat International N.V. ("Ispat"), Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 standby letter of credit that expired on July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 to its pension plan over the next two years. The Company paid $50 in July and is required to contribute $82.5 in 2004 and $27.5 in 2005. Additionally, the Company pledged $160 of First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to the pension plan and certain tests have been met. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $0.875 per quarter until maturity.

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

As a further credit enhancement under the Credit Agreement, the Facilities and the Hedge are fully and unconditionally guaranteed for as long as the obligations are outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could be required to perform under the guarantee if an event of default as defined in the Credit Agreement occurs under the Facilities. At June 30, 2003 and December 31, 2002, the Company recorded $665.0 and $668.5 for the Term Loans and $0 and $0 for the Hedge, respectively, in its Consolidated Balance Sheet.

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

Under terms of the Credit Agreement, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at June 30, 2003. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to pay dividends and other restricted payments, incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $185 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At June 30, 2003, based on the amount of eligible collateral, there was $4 of availability under the line. At June 30, 2003 and December 31, 2002, drawings under the line included $171 and $149 of loans and $10 and $12.2, respectively, of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

On April 30, 2003, the Company replaced its $120 inventory-backed credit facility with a four-year approximately $175 committed revolving credit facility secured by its inventory, spare parts and mobile equipment. At June 30, 2003, based on the amount of eligible collateral, there was $74 of availability under the line with $96 of loans outstanding (compared to $76 of loans outstanding at December 31, 2002 under the old facility).

At June 30, 2003 and December 31, 2002, the amounts outstanding under both the IIASC and inventory-backed credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements as modified.

In the first quarter of 2002, the Company purchased $14.3 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1977, $3.8 of its Pollution Control Series 1995 and $0.9 of its Series R Bonds at discounts from face value. As a result of these early redemptions, the Company recognized a pretax gain of $14.5. In the second quarter of 2002, the Company purchased $0.2 of its Series R Bonds, $0.6 of its Pollution Control Series 1977, $1.4 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1995, $8.6 of its Pollution Control Series 13, and $6.2 of its Pollution Control Series 15 at discounts from face value. As a result of these early redemptions, the Company recognized a pretax gain of $15.4.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - LONG-TERM DEBT (CONT.)

In the first quarter of 2003, the Company purchased $0.1 of its Pollution Control Series 1977, $0.9 of its Pollution Control Series 1993, and $1.0 of its Pollution Control Series 1995 Bonds at discounts from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.8. In the second quarter of 2003, the Company purchased $0.1 of its Pollution Control Series 1993 Bonds at a discount from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.1.

Interest cost incurred by the Company totaled $18.1 and $36.6 for the three and six months ended June 30, 2003 and $18.8 and $38.4 for the three and six months ended June 30, 2002, respectively. Included in these totals is capitalized interest of $0.7 and $1.4 for the three and six months ended June 30, 2003 and $0.1 and $0.5 for the three and six months ended June 30, 2002, respectively.

NOTE 4 - STOCK OPTION PLANS

Under the terms of the Ispat International N.V. Global Stock Option Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income (loss) for the six months ended June 30, 2003 and 2002 would have been decreased (increased) to the pro forma amounts indicated below:


                                      THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                         2003          2002             2003          2002
---------------------------------------------------------------------------------------------
Net (Loss) Income - as reported        $(19.7)        $10.7              $(4.9)       $3.0

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                      (0.1)           (0.3)            (0.3)        (0.6)
                                        -----           -----            -----         ----

Net (Loss) Income - pro forma          $(19.8)          $10.4            $(5.2)        $2.4
----------------------------------------------------------------------------------------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 5 - EQUITY

Common Stock

On June 30, 2003 and December 31, 2002, the Company had 1,000 shares authorized of common stock, $0.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On June 30, 2003 and December 31, 2002, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $0.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $0.8 and $4.1 by Ispat for the three and six months ended June 30, 2003 and $0.5 and $0.9 by Ispat for the three and six months ended June 30, 2002, respectively for management, financial and legal services provided to the Company. The Company was also charged $0.2 and $0.4 by Ispat North America Holding Inc. for the three and six months ended June 30, 2003 and $0.4 and $0.8 for the three and six months ended June 30, 2002, respectively for corporate expense allocations. The Company charged Ispat $0.3 and $0.5 for the three and six months ended June 30, 2003, respectively, for research services.

The Company purchased $15.8 and $33.7 of inventory from subsidiaries of Ispat during the three and six months ended June 30, 2003 and $33.4 and $41.2 during the three and six months ended June 30, 2002, respectively. The Company sold $1.4 and $3.4 of inventory to subsidiaries of Ispat for the three and six months ended June 30, 2003 and $1.7 and $3.1 for the three and six months ended June 30, 2002, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $35.1 and $69.6 for such tolling services for the three and six months ended June 30, 2003 and $37.3 and $74.5 for the three and six months ended June 30, 2002, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $84.6 and $178.1 for the three and six months ended June 30, 2003 and $81.4 and $166.1 for the three and six months ended June 30, 2002, respectively.

The Company's debt due to related companies of $827.8 and $824.3 as of June 30, 2003 and December 31, 2002, respectively, consists of $665.0 and $668.5, respectively, payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $162.8 and $155.8, respectively, advances from other subsidiaries of Ispat. Under the Credit Agreement, these advances cannot be repaid until the Company's leverage falls to specified levels. At June 30, 2003, the Company has both the ability and the intent to refinance the related unpaid interest as the obligations mature, therefore it has been shown as long-term.

The Company's note receivable from a related company of $6.1 at both June 30, 2003 and December 31, 2002 is due from Ispat Inland, L.P. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and costs incurred in relation to settlement of the interest collar (Note 8). Payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

The Company's receivable from related companies of $3.1 and $8.0 at June 30, 2003 and December 31, 2002, respectively, consists of trade and other intercompany receivables. The Company's payable to related companies of $13.1 and $7.8 at June 30, 2003 and December 31, 2002, respectively, consists of trade and other intercompany expenses.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At June 30, 2003 and December 31, 2002, the Company guaranteed $60.9 and $67.1, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to III Kote Inc's (a wholly owned subsidiary of the Company which holds the 50% investment of I/N Kote) 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 letter of credit which expired on July 9, 2003, and had made $242 of contributions to the Pension Trust, including $54.5 in the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. Also, under the Agreement, Ryerson Tull Inc., the former parent of the Company, provided a $50 guarantee of the Company's pension plan obligations, later issuing a letter of credit to secure this guarantee. The Ryerson Tull letter of credit expired on July 16, 2003. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to contribute $160 to its Pension Plan over the next two years. The Company paid $50 in July and is required to contribute $82.5 in 2004 and $27.5 in 2005. Additionally, the Company pledged $160 of First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to the Pension Plan and certain tests have been met. Also, in July 2003, Ryerson Tull renewed its letter of credit. Currently, the Company and Ryerson Tull are in discussions regarding satisfaction of obligations secured by the letter of credit.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of June 30, 2003 and December 31, 2002, the estimated minimum tolling charges remaining over the life of this agreement were approximately $213 and $225, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

In 2002, the Company entered into an agreement with Cleveland-Cliffs, Inc. to purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine (a wholly owned subsidiary of the Company) for twelve years. The price of the pellets is fixed for the first two years and then, adjusted over the term of the agreement based on various market index factors.

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $27.9 and $27.7 as of June 30, 2003 and December 31, 2002, respectively, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the first two phases of assessments have been completed, the Company cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $40 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At June 30, 2003 and December 31, 2002, the Company's reserves for environmental liabilities totaled $27.9 and $27.7, respectively, $21.9 and $21.7 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $60.0 and $6.9 at June 30, 2003 and December 31, 2002, respectively. The amount of firm commitments as of June 30, 2003 include the commitments for the reline of the #7 Blast Furnace.

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

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of June 30, 2003 and December 31, 2002, the Company's cumulative cost reduction due to such tax credits totaled $143.2 and $129.2, respectively. The current carrying amount of this indemnification is $0.

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

On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Ispat and the Company have notified Ryerson Tull, Inc. of their intention to seek indemnification and other remedies under the May 27, 1998 Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc., as amended, and other grounds, for any losses in connection with this matter. At this time, it is not possible to predict whether the Company will be found liable for any violation and, if, in fact, there were to be such a finding, the amount of the Company's potential liability or whether this potential liability could materially affect the financial position of the Company.

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


NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At June 30, 2003 and December 31, 2002, the Company had entered into contracts for these commodities for notional amounts of $15.1 and $14.9, respectively. For the quarter and six months ended June 30, 2003, the Company recorded gains of $0.4 and $1.0, respectively, and for the quarter and six months ended June 30, 2002, the Company recorded gains of $0.2 and $1.5, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0.7 and $0.9 on deposit with counterparties at June 30, 2003 and December 31, 2002, respectively, that was classified as an other asset on the balance sheet.

From time to time, the Company uses forward contracts to manage fluctuations in the valuation of Euros. Timing of these transactions corresponds to the expected need for Euros and is intended as a hedge (not as defined by SFAS No. 133). The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. At June 30, 2003, the Company had entered into contracts for these commodities for notional amounts of $0.8. For the quarter ended June 30, 2003, the Company recorded losses of $0.1. There were no contracts outstanding at December 31, 2002.

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar. Due to the decline in interest rates during fiscal years 2002 and 2003, the fair value of the collar represented a derivative liability to the Borrower of approximately $7.5 at June 30, 2003 and $13.7 at December 31, 2002.

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine through the Environmental Impact Statement (EIS) process does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a significant cost at the end of the mine life. Each fall the MDNR conducts a field review of prior reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of January 1, 2003, the estimated total future reclamation costs are $18.2 with an estimated potential reserve of 43,000,000 gross tons of pellets. The impact of adopting SFAS No. 143 on January 1, 2003 is an increase in assets and liabilities of $3.8 and $6.3, respectively. A charge of $1.6 (net of tax of $0.9) is reflected on the Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle.

NOTE 10  - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the quarter and six months ended June 30, 2003 were $2.9 and $5.7, respectively, and for the quarter and six months ended June 30, 2002 were $2.9 and $5.8, respectively.

ITEM 2.


            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS


Comparison of Second Quarter 2003 to Second Quarter 2002

Net sales of $560.5 for the second quarter of 2003 decreased by 4.9 percent from $589.0 in the year-ago quarter as shipments decreased by 7.5 percent and average selling price per ton increased 2.9 percent. Steel shipments were 1,369,780 net tons for the second quarter of 2003 compared to 1,481,446 net tons for the second quarter of 2002.

Cost of goods sold per ton of $397 increased 9.0 percent from $364 per ton in the year ago period due to higher costs for natural gas and scrap, an increase in the volume of purchased steel resulting from the deteriorating condition of the #7 Blast Furnace which will be relined in the third quarter of 2003 and lower sales volume.

Selling, general and administrative expenses of $6.9 decreased 1.4 percent from $7.0 in the year-ago quarter due to decreased spending during the current quarter.

Depreciation expense of $24.3 for the current quarter decreased 1.2 percent from $24.6 in the year-ago quarter.

An operating loss of $14.2 was reported for the current quarter compared to an operating profit of $18.2 in the year-ago quarter due to the decrease in shipments and higher costs cited above offsetting the increase in average selling price per ton.

Other expense (income), net of $0.3 of expense increased by $16.7 from $16.4 of income. The second quarter of 2002 included a gain on the early extinguishment of debt of $15.4 while the second quarter of 2003 included a gain on the early extinguishment of debt of $0.1.

Interest and other expense on debt of $17.4 in the current quarter decreased 7.0 percent from $18.7 in the year ago quarter due to a reduction in interest rates.


Comparison of First Six Months of 2003 to First Six Months of 2002

Net sales of $1,114.4 for the first six months of 2003 decreased by 0.6 percent from $1,121.0 in the year-ago period as shipments decreased by 8.7 percent while average selling price per ton increased 8.9 percent. Steel shipments were 2,637,830 net tons for the first six months of 2003 compared to 2,890,363 net tons for the first six months of 2002.

Cost of goods sold per ton of $387 increased 6.7 percent from $363 per ton in the year-ago period. Higher costs were incurred for natural gas, scrap, pensions and retiree health care costs. Costs were also higher due to the deteriorating condition of the #7 Blast Furnace which will be relined during the third quarter of 2003 and the lower sales volume.

Depreciation expense of $48.7 for the current period decreased 0.8 percent from $49.1 in the year-ago period.

Selling, general and administrative expenses of $13.6 increased 2.3 percent from $13.3 in the year-ago period due to increased spending during the current period.

Operating profit increased to a profit of $30.3 for the current period compared to a profit of $9.3 in the year-ago period due to higher average selling prices per ton, partially offset by the higher costs noted above and the decrease in sales volume.

Other expense (income), net of $2.1 of expense increased by $33.5 from $31.4 of income in the year-ago period The first six months of 2002 also included a gain on the early extinguishment of debt of $29.9 while the first six months of 2003 included a gain on the early extinguishment of debt of $0.9.

Interest and other expense on debt of $35.2 in the current period decreased 7.1 percent from $37.9 in the year ago period due to a reduction in interest rates.



ITEM 4.  CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No changes have been made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                            ISPAT INLAND INC.




                                            By /s/ Michael G. Rippey
                                              ----------------------------------
                                              Michael G. Rippey
                                              Executive Vice President -
                                              Sales, Finance & Administration
                                              and Chief Financial Officer and
                                              Director (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

Date:  August 11, 2003

                                INDEX TO EXHIBITS

EXHIBIT                                                                                SEQUENTIAL
NUMBER                                 DESCRIPTION                                      PAGE NO.
------                                 -----------                                     ---------
31.1        Certification of Peter D. Southwick, President & Chief Executive
            Officer of Ispat Inland Inc. Pursuant to Rule 13a-14(a) or Rule
            14d-14(a) of the Securities Exchange Act of 1934.

31.2        Certification of Michael G. Rippey, President & Chief Executive
            Officer of Ispat Inland Inc. Pursuant to Rule 13a-14(a) or Rule
            14d-14(a) of the Securities Exchange Act of 1934.

32.1        Certification of Peter D. Southwick, President & Chief Executive
            Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Michael G. Rippey, Executive Vice President -
            Sales, Finance & Administration and Chief Financial Officer of Ispat
            Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.