Form 10-Q
period 2003-09-30
ISPAT INLAND INC
filed 2003-11-14
CIK 50548

                                                           THIRD QUARTER - 2003





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes        No  X
                                       -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 10, 2003.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        -------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 2003 and 2002                                                  2

           Condensed Consolidated Statements of Comprehensive Income for the
           Three and Nine Months Ended September 30, 2003 and 2002                                        2

           Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2003 and 2002                                                              3

           Condensed Consolidated Balance Sheets as of September 30, 2003 and
           December 31, 2002                                                                              4

           Notes to Condensed Consolidated Financial Statements                                           5 - 15

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                    16

     ITEM 4.  Controls and Procedures                                                                     17


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                           18
     ITEM 5.  Other                                                                                       18
     ITEM 6.  Exhibits and Reports on Form 8-K                                                            18


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30                   SEPTEMBER 30
                                             -----------------------       ---------------------------
                                                2003           2002            2003             2002
                                             --------       --------       ----------       ----------
NET SALES                                    $  541.5       $  597.3       $  1,655.9       $  1,718.3
                                             --------       --------       ----------       ----------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                            544.2          525.2          1,566.0          1,574.4
  Selling, general and
          administrative expenses                 7.1            7.0             20.8             20.3
  Depreciation                                   24.2           25.4             72.9             74.5
                                             --------       --------       ----------       ----------
      Total                                     575.5          557.6          1,659.7          1,669.2
                                             --------       --------       ----------       ----------

OPERATING (LOSS) PROFIT                         (34.0)          39.7             (3.8)            49.1
Other expense (income), net                     (10.5)          (0.3)            (8.4)           (31.6)
Interest expense on debt                         18.3           20.4             53.5             58.3
                                             --------       --------       ----------       ----------
(LOSS) INCOME BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE               (41.8)          19.6            (48.9)            22.4
(BENEFIT) PROVISION FOR INCOME TAXES            (15.5)           6.6            (19.3)             6.5
                                             --------       --------       ----------       ----------
NET (LOSS) INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                         (26.3)          13.0            (29.6)            15.9
Cumulative effect of change in
   accounting principle (Note 9)                  -              -               (1.6)
                                             --------       --------       ----------       ----------
NET (LOSS) INCOME                            $  (26.3)      $   13.0       $    (31.2)      $     15.9
                                             ========       ========       ==========       ==========






      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                              SEPTEMBER 30                              SEPTEMBER 30
                                                        2003                 2002                2003                2002
                                                  ----------------    ----------------     ---------------     ---------------
Net (loss) income                                 $          (26.3)   $           13.0      $        (31.2)    $          15.9
Other comprehensive income, net of tax:                         -                   -                   -                   -
                                                  ----------------    ----------------     ---------------     ---------------
COMPREHENSIVE INCOME (LOSS)                       $          (26.3)   $           13.0      $        (31.2)    $          15.9
                                                  ================    ================     ===============     ===============


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                                2003           2002
                                                                               ------         ------
OPERATING ACTIVITIES
  Net (loss) income                                                           $ (31.2)        $ 15.9
                                                                              -------         ------
  Adjustments to reconcile net (loss) income to net
          cash from operating activities:
    Gain on early extinguishment of debt                                         (0.9)         (29.2)
    Loss on sale of property, plant and equipment                                 0.5           (0.3)
    Change in accounting principle                                                2.5            -
    Depreciation                                                                 72.9           74.5
    Deferred employee benefit cost                                             (149.5)          (1.1)
    Amortization of debt premium                                                 (0.8)          (0.9)
    Undistributed earnings from joint ventures                                  (22.2)          (5.0)
    Deferred income taxes                                                       (20.2)           6.5
    Change in:
      Receivables                                                                41.2          (40.1)
      Inventories                                                                35.5          (12.3)
      Prepaid expenses and other assets                                          (3.5)          (2.5)
      Accounts payable                                                           22.4            2.3
      Payables to/receivables from related companies                             28.5           (0.4)
      Other accrued liabilities                                                  (1.1)           7.9
      Pension contribution                                                       34.9            -
    Other items                                                                  13.6            3.4
                                                                              -------         ------
          Net cash from operating activities                                     22.6           18.7

INVESTING ACTIVITIES
  Capital expenditures                                                          (93.9)         (31.2)
  Proceeds from sale of property, plant and equipment                             0.2            0.3
  Distributions from joint ventures, net of advances                             20.6            0.7
                                                                              -------         ------
          Net cash from investing activities                                    (73.1)         (30.2)

FINANCING ACTIVITIES
  Payments on long-term debt                                                     (6.7)         (16.3)
  Dividends                                                                     (15.9)           -
  Proceeds from note receivable from related company, net                         -             (3.2)
  Proceeds from note payable to related company                                  15.0            1.6
  Bank overdrafts                                                                 1.9           (2.6)
  Proceeds from revolver borrowings, net                                         59.0           35.0
                                                                              -------         ------
          Net cash from financing activities                                     53.3           14.5
                                                                              -------         ------

Net increase in cash and cash equivalents                                         2.8            3.0
Cash and cash equivalents - beginning of period                                  10.0           24.2
                                                                              -------         ------
Cash and cash equivalents - end of period                                     $  12.8         $ 27.2
                                                                              =======         ======

Non-cash activity:
  Asset retirement obligation impact on:
    Property                                                                      3.8            -
    Other long-term obligations                                                   6.3            -



       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                     SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                                                     ------------------     -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                            $   12.8                $   10.0
    Receivables, less provision for allowances, claims and
          doubtful accounts of $17.1 and $17.0                              216.3                   257.5
    Receivables from related companies                                        3.0                     8.0
    Inventories                                                             407.6                   443.1
    Prepaid expenses and other                                                -                       2.8
    Deferred income taxes                                                    35.9                    35.9
                                                                         --------                --------
          Total current assets                                              675.6                   757.3
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                             216.4                   214.8
  PROPERTY, PLANT AND EQUIPMENT, NET                                      1,758.0                 1,733.9
  NOTE RECEIVABLE FROM RELATED COMPANIES                                      6.1                     6.1
  DEFERRED INCOME TAXES                                                     342.0                   321.8
  PENSION INTANGIBLE ASSET                                                   73.4                    73.4
  OTHER ASSETS                                                               62.8                    56.5
                                                                         --------                --------
          Total Assets                                                   $3,134.3                $3,163.8
                                                                         ========                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                                     $  201.1                $  178.7
    Bank overdrafts                                                          10.4                     8.5
    Payables to related companies                                            31.3                     7.8
    Pension contribution                                                     89.4                    54.5
    Accrued expenses and other liabilities                                  138.7                   139.8
    Long-term debt due within one year
      Related companies (Note 6)                                              7.0                     7.0
      Other                                                                   0.8                     -
                                                                         --------                --------
          Total current liabilities                                         478.7                   396.3
  LONG-TERM DEBT
    Related companies (Note 6)                                              827.0                   817.3
    Other                                                                   479.7                   424.6
  DEFERRED EMPLOYEE BENEFITS                                              1,555.9                 1,705.4
  OTHER LONG-TERM OBLIGATIONS                                                78.3                    58.4
                                                                         --------                --------
          Total liabilities                                               3,419.6                 3,402.0
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                          90.0                    90.0
    Common stock                                                            320.0                   320.0
    Accumulated deficit                                                    (211.6)                 (164.5)
    Accumulated other comprehensive loss                                   (483.7)                 (483.7)
                                                                         --------                --------
          Total stockholders' deficit                                      (285.3)                 (238.2)
                                                                         --------                --------
          Total Liabilities and Stockholders' Deficit                    $3,134.3                $3,163.8
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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the fair value of liabilities for asset retirement obligations to be recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of adopting SFAS No. 143 on January 1, 2003, the effective date, is an increase in assets and liabilities of $3.8 and $6.3, respectively. A charge of $1.6 (net of tax of $0.9) is reflected on the Condensed Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle (See Note 9).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Upon adoption of SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations -- Reporting the effects of disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 as of January 1, 2003 and reclassified $0 and $29.2 of extraordinary gains to the "Other expense (income), net" line item for the three and nine months ended September 30, 2002, respectively, in accordance with SFAS No. 145.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No 133 on Derivative Instruments and Hedging Activities". This Statement amends Statement No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company has determined that SFAS No. 149 did not have an impact on its financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS No. 150 did not have an impact on its financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company has determined that FIN 46 did not have an impact on its financial condition, results of operations or cash flows.

In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather that revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. Based on arrangements in place today, adoption of EITF 01-8 did not have a material effect on the company's financial condition, results of operations or cash flows.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                        SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                        ------------------     -----------------
In process and finished steel                 $264.2               $294.3
Raw materials and supplies:
  Iron ore                                      66.9                 72.0
  Scrap and other raw materials                 47.9                 48.3
  Supplies                                      28.6                 28.5
                                              ------               ------
                                               143.4                148.8
                                              ------               ------
          Total                               $407.6               $443.1
                                              ======               ======



NOTE 3 - LONG-TERM DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat International N.V. ("Ispat"), Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 standby letter of credit that expired on July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 to its pension plan over the next two years. The Company paid $50 in July and is required to contribute $82.5 in 2004 and $27.5 in 2005. Additionally, the Company pledged $160 of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to the pension plan and certain tests have been met. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $0.875 per quarter until maturity.

On July 16, 1998, the Company issued $875 of First Mortgage Bonds as security both for the Facilities and for an interest rate hedge (not as defined under SFAS No. 133) owned by the Borrower as required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700, was issued to an indirect subsidiary of the Borrower which, in turn, pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160, was issued to the Agent for the benefit of the LC lenders. This series was retired during the quarter ended September 30, 2003 once the LC expired. Series W, in a principal amount of $15, was issued to the Agent for the benefit of the counterparty to the Hedge.

As a further credit enhancement under the Credit Agreement, the Term Loans and the Hedge are fully and unconditionally guaranteed for as long as the obligations are outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could be required to perform under the guarantee if an event of default as defined in the Credit Agreement occurs. Additionally, in April 2003, the security package was further enhanced by the addition of a second position in the Company's inventory, spare parts, mobile equipment and ownership interest in IIASC. At September 30, 2003 and December 31, 2002, the Company recorded $663.2 and $668.5 for the Term Loans and $0 and $0 for the Hedge, respectively, in its Consolidated Balance Sheet.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 3 - LONG-TERM DEBT (CONT.)

With the exception of Series U and W, the outstanding First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property is also subject to a subordinate lien in favor of the United Steelworkers of America to secure a post retirement health benefit.

Under terms of the Credit Agreement, the Company must maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at September 30, 2003. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to pay dividends and other restricted payments, incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $185 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At September 30, 2003, based on the amount of eligible collateral, there was $0 of availability under the line. At September 30, 2003 and December 31, 2002, drawings under the line included $168 and $149 of loans and $7 and $12, respectively, of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

On April 30, 2003, the Company replaced its $120 inventory-backed credit facility with a four-year approximately $175 committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC. At September 30, 2003, based on the amount of eligible collateral, there was $2 of availability under the line with $116 of loans outstanding (compared to $76 of loans outstanding at December 31, 2002 under the old facility). Additionally, an extra $10 of borrowing is available for any two consecutive business days to meet temporary cash needs.

At September 30, 2003 and December 31, 2002, the amounts outstanding under both the IIASC and inventory-backed credit facilities were shown as a long term obligation. The Company has the ability and intent to refinance these obligations as they mature under the respective credit agreements as modified.

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

Interest cost incurred by the Company totaled $18.8 and $55.4 for the three and nine months ended September 30, 2003 and $20.6 and $59.0 for the three and nine months ended September 30, 2002, respectively. Included in these totals is capitalized interest of $0.5 and $1.9 for the three and nine months ended September 30, 2003 and $0.2 and $0.7 for the three and nine months ended September 30, 2002, respectively.

NOTE 4 - STOCK OPTION PLANS

Under the terms of the Ispat International N.V. Global Stock Option Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the option plan been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income (loss) for the three and nine months ended September 30, 2003 and 2002 would have been decreased (increased) to the pro forma amounts indicated below:

                                               THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                                   2003                 2002                2003                2002
----------------------------------------------------------------------------------------------------------------------
Net (Loss) Income -  as reported                $ (26.3)             $  13.0              $ (31.2)             $  15.9

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                                (0.2)                (0.3)                (0.5)                (0.9)
                                                -------              -------              -------              -------


Net (Loss) Income - pro forma                   $ (26.5)             $  12.7              $ (31.7)             $  15.0
----------------------------------------------------------------------------------------------------------------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 5 - EQUITY

Common Stock

On September 30, 2003 and December 31, 2002, the Company had 1,000 shares authorized of common stock, $0.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On September 30, 2003 and December 31, 2002, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $0.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $0.6 and $4.7 by Ispat for the three and nine months ended September 30, 2003 and $0.5 and $1.4 by Ispat for the three and nine months ended September 30, 2002, respectively for management, financial and legal services provided to the Company. The Company was also charged $0.3 and $0.7 by Ispat North America Holding Inc. for the three and nine months ended September 30, 2003 and $0.4 and $1.2 for the three and nine months ended September 30, 2002, respectively for corporate expense allocations. The Company charged Ispat $0.2 and $0.7 for the three and nine months ended September 30, 2003, respectively, for research services.

The Company purchased $12.6 and $46.3 of inventory from subsidiaries of Ispat during the three and nine months ended September 30, 2003 and $79.2 and $120.4 during the three and nine months ended September 30, 2002, respectively. The Company sold $1.4 and $4.8 of inventory to subsidiaries of Ispat for the three and nine months ended September 30, 2003 and $1.8 and $5.0 for the three and nine months ended September 30, 2002, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $35.7 and $105.3 for such tolling services for the three and nine months ended September 30, 2003 and $34.3 and $108.8 for the three and nine months ended September 30, 2002, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $71.7 and $249.8 for the three and nine months ended September 30, 2003 and $87.5 and $253.6 for the three and nine months ended September 30, 2002, respectively.

The Company's debt due to related companies of $834.0 and $824.3 as of September 30, 2003 and December 31, 2002, respectively, consists of $663.2 and $668.5, respectively, payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $170.8 and $155.8, respectively, advances from other subsidiaries of Ispat. Under the Credit Agreement and the inventory-backed revolver, these advances cannot be repaid, nor can interest on these advances be paid, until the Company's leverage falls to specified levels and certain liquidity measures are met. At September 30, 2003, the Company has both the ability and the intent to refinance the related unpaid interest as the obligations mature, therefore it has been shown as long-term.

The Company's note receivable from a related company of $6.1 at both September 30, 2003 and December 31, 2002 is due from Ispat Inland, L.P. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and costs incurred in relation to settlement of the interest collar (Note 8). Payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

The Company's receivable from related companies of $3.0 and $8.0 at September 30, 2003 and December 31, 2002, respectively, consists of trade and other intercompany receivables. The Company's payable to related companies of $31.3 and $7.8 at September 30, 2003 and December 31, 2002, respectively, consists of trade and other intercompany expenses.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At September 30, 2003 and December 31, 2002, the Company guaranteed $54.5 and $67.1, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to III Kote Inc's (a wholly owned subsidiary of the Company which holds the 50% investment of I/N Kote) 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 letter of credit which expired on July 9, 2003, and had made $242 of contributions to the Pension Trust through June 30, 2003, including $54.5 in the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to contribute $160 to its Pension Plan over the next two years. The Company contributed $50 in July 2003 and is required to contribute $82.5 in 2004 and $27.5 in 2005. Additionally, the Company pledged $160 of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to the Pension Plan and certain tests have been met.

Also, under the Agreement, Ryerson Tull Inc., the former parent of the Company, provided to the PBGC a $50 guarantee of the Company's pension plan obligations, later issuing a letter of credit to secure this guarantee. The Company committed to take all necessary action to replace the guaranty/letter of credit by July 16, 2003, but was unable to do so, and therefore the guaranty and letter of credit continued in place. Separately, on September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21 to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. The $21 received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company has agreed to make specified monthly contributions to its Pension Plan totaling $29 over the twelve-month period beginning January 2004, thereby eliminating any remaining guaranty/letter of credit obligations of Ryerson Tull with respect to the Company's Pension Plan. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

September 30, 2003 and December 31, 2002, the estimated minimum tolling charges remaining over the life of this agreement were approximately $206 and $225, respectively.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $28.0 and $27.7 as of September 30, 2003 and December 31, 2002, respectively, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Because the nature and extent of the contamination and the required remedial actions cannot be determined until the first two phases of assessments have been completed, the Company cannot presently reasonably estimate the costs of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over the next several years that may be material to the Company's financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

 It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $35 to $40 for the operation of air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 consent decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 2003 and December 31, 2002, the Company's reserves for environmental liabilities totaled $28.0 and $27.7, respectively, $22.0 and $21.7 of which is related to the sediment remediation under the 1993 EPA consent decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers, primarily in connection with additions to property, plant and equipment, was $17.6 and $6.9 at September 30, 2003 and December 31, 2002, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)


In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc. to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. In the fall of 2003, Nipsco sold its interest to Primary Energy Steel LLC, a private investment company. The term of the lease is 18 years from the Lease Closing Date, August 31, 1993. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI Lease or the insolvency of any of the Primary Energy parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the Lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the Lease, which are the responsibility of Primary Energy. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of September 30, 2003 and December 31, 2002, the Company's cumulative cost reduction due to such tax credits totaled $149.2 and $129.2, respectively. The current carrying amount of this indemnification is $0.

In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intend to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Canal System. The notice states that the Company has been identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility. At this time, the Company believes its potential liability will not exceed $8.7.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management (IDEM) on February 18, 1992 relating to releases of hazardous substances from the Four County Landfill Site in Fulton County, Indiana. The Company, along with other potentially responsible parties (PRP's), has entered into two agreed orders with IDEM pursuant to which the PRP's agreed to perform a remedial investigation and feasibility study for the site, pay certain past and future IDEM costs and provide funds for operation and maintenance necessary for stabilization of the First Operable Unit of the site. The remedial investigation and feasibility study work is complete. With respect to the cost of the remaining work on the First Operable Unit, IDEM's most current estimate is $0.7. Under the terms of that PRP agreement, the Company was designated as having an approximate 7.2% share.

In July 2001, IDEM selected the remedy for the Second Operable Unit at the Four County Landfill. The Company is a member of a group that has negotiated with IDEM to resolve all liability for the Second Operable Unit as well as remaining obligations with regard to the First Operable Unit. IDEM has estimated the costs for the Second Operable Unit to be approximately $1.0, with an additional contingent remedy estimated to cost approximately $2.1, to be implemented only if the selected remedy is deemed to be inadequate. IDEM has a trust account holding approximately $0.8 for use in the implementation of the First and Second Operable Unit remedies. Pursuant to the IDEM Agreed Order, which became effective on June 5, 2003, the Company has now paid a de minimus amount in resolving all outstanding liability at the Four County Landfill.

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

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At September 30, 2003 and December 31, 2002, the Company had entered into contracts for these commodities for notional amounts of $12.6 and $14.9, respectively, which had fair values of $0.9 and $1.6, respectively. For the three and nine months ended September 30, 2003, the Company recorded (losses)/gains of $(0.4) and $0.7, respectively, and for the three and nine months ended September 30, 2002, the Company recorded gains of $1.5 and $3.0, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0.3 and $0.9 on deposit with counterparties at September 30, 2003 and December 31, 2002, respectively, that was classified as an other asset on the balance sheet.

From time to time, the Company uses forward contracts to manage fluctuations in the valuation of Euros. Timing of these transactions corresponds to the expected need for Euros and is intended as a hedge (not as defined by SFAS No. 133). The counterparties to these contracts are internationally recognized companies which are not considered a

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 8 - DERIVATIVES (CONT.)

credit risk by the Company. At September 30, 2003, the Company had entered into contracts for these commodities for notional amounts of $0.2. For the three and nine months ended September 30, 2003, the Company recorded (losses)/gains of $0.1 and $0.0, respectively. There were no contracts outstanding at December 31, 2002.

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar. Due to the decline in interest rates during fiscal years 2002 and 2003, the fair value of the collar represented a derivative liability to the Borrower of approximately $3.9 at September 30, 2003 and $13.7 at December 31, 2002.

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine through the Environmental Impact Statement (EIS) process does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible, the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a significant cost at the end of the mine life. Each fall the MDNR conducts a field review of prior reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of January 1, 2003, the estimated total future reclamation costs are $18.2 with an estimated potential reserve of 43,000,000 gross tons of pellets. The impact of adopting SFAS No. 143 on January 1, 2003 is an increase in assets and liabilities of $3.8 and $6.3, respectively. A charge of $1.6 (net of tax of $0.9) is reflected on the Condensed Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle.

NOTE 10  - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three and nine months ended September 30, 2003 were $2.9 and $8.6 respectively, and for the three and nine months ended September 30, 2002 were $2.9 and $8.7, respectively.

NOTE 11  - SUBSEQUENT EVENTS

On October 6, 2003, the Company received a $25 unsecured loan from a related company. As with other related party debt, under terms of the Credit Agreement and the inventory-backed revolver, these advances cannot be repaid until the Company's leverage falls to specified levels and certain liquidity measures are met.

On October 21, 2003, the Company received a $15 unsecured loan from a major supplier. The loan bears interest at a 10% rate and matures on July 21, 2004.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

RESULTS OF  OPERATIONS


Comparison of Third Quarter 2003 to Third Quarter 2002

Net sales of $541.5 for the third quarter of 2003 decreased by 9.3 percent from $597.3 in the year-ago quarter as shipments decreased by 7.9 percent and average selling price per ton decreased 2.0 percent. Steel shipments were 1,310,897 net tons for the third quarter of 2003 compared to 1,422,999 net tons for the third quarter of 2002.

Cost of goods sold per ton of $415 increased 12.5 percent from $369 per ton in the year ago period due to higher natural gas costs, an increase in the volume of purchased steel resulting from the relining of the #7 Blast Furnace and lower sales volume.

Selling, general and administrative expenses of $7.1 increased 1.4 percent from $7.0 in the year-ago quarter due to decreased spending during the current quarter.

Depreciation expense of $24.2 for the current quarter decreased 4.7 percent from $25.4 in the year-ago quarter.

An operating loss of $34.0 was reported for the current quarter compared to an operating profit of $39.7 in the year-ago quarter due to the decrease in shipments and higher costs cited above as well as the decrease in average selling price per ton.

Other expense (income), net of $10.5 of income increased by $10.2 from $0.3 of income. The third quarter of 2003 included $10.7 associated with the $21.0 settlement agreement with Ryerson Tull.

Interest and other expense on debt of $18.3 in the current quarter decreased
10.3 percent from $20.4 in the year ago quarter due to a reduction in interest rates.

On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21.0 to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. The $21.0 received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company also agreed with Ryerson Tull to, among other things, make specified monthly contributions to the Company's Pension Plan totaling $29.0 over the twelve-month period beginning January 2004, thereby eliminating, by the end of such year, the obligation of Ryerson Tull to provide a continuing guaranty and letter of credit to the Pension Benefit Guaranty Corporation in connection with the Company's Pension Plan, which guaranty/letter of credit the Company had previously committed to take all necessary action to eliminate. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

Comparison of First Nine Months of 2003 to First Nine Months of 2002

Net sales of $1,655.9 for the first nine months of 2003 decreased by 3.6 percent from $1,718.3 in the year-ago period as shipments decreased by 8.5 percent while average selling price per ton increased 5.3 percent. Steel shipments were 3,948,726 net tons for the first nine months of 2003 compared to 4,313,362 net tons for the first nine months of 2002.

Cost of goods sold per ton of $397 increased 8.7 percent from $365 per ton in the year-ago period. Higher costs were incurred for natural gas, scrap, an increase in the volume of purchased slabs due to the relining of the #7 Blast Furnace and, additionally, the lower sales volume increased the cost of goods sold per ton due to the assumption of fixed costs, pensions and retiree health care costs.

Depreciation expense of $72.9 for the current period decreased 2.2 percent from $74.5 in the year-ago period.

Selling, general and administrative expenses of $20.8 increased 2.5 percent from $20.3 in the year-ago period due to increased spending during the current period.

Operating profit decreased to a loss of $3.8 for the current period compared to a profit of $49.1 in the year-ago period due to the higher costs noted above and the decrease in sales volume, partially offset by the higher average selling prices per ton.

Other expense (income), net of $8.4 of income decreased by $23.2 from $31.6 of income in the year-ago period. The first nine months of 2002 also included a gain on the early extinguishment of debt of $29.2 while the first nine months of 2003 included a gain on the early extinguishment of debt of $0.9. The first nine months of 2003 included $10.7 associated with the $21.0 settlement agreement with Ryerson Tull.

Interest and other expense on debt of $53.5 in the current period decreased 8.2 percent from $58.3 in the year ago period due to a reduction in interest rates.



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

       (b)    REPORTS ON FORM 8-K.

              On September 29, 2003, the Company issued a Form 8-K announcing senior management changes. The 8-K attached a press release which stated that Dr. Peter Southwick, then President and CEO of the Company, would be moving to a corporate role with Ispat International N.V., the parent of the Company. The filing noted that Dr. Southwick will be serving as Director, Quality Assurance and Application Development for the parent organization. The filing went on to note that the position of President and CEO of the Company would be filled by Mr. Louis Schorsch as of October 1, 2003. Mr. Schorsch had worked with the LNM Group, the parent of Ispat International N.V., on various commercial and organizational matters, and had previously served as President and CEO of GSX, an e-commerce platform focused on international steel trade, and as a partner at McKinsey & Company.

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ISPAT INLAND INC.




                                  By   /s/ Michael G. Rippey
                                       ---------------------------------------
                                       Michael G. Rippey
                                       Executive Vice President -
                                       Sales, Finance & Administration and Chief
                                       Financial Officer and Director
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

Date:     November 13, 2003

                                INDEX TO EXHIBITS


EXHIBIT                                                            SEQUENTIAL
NUMBER                        DESCRIPTION                           PAGE NO.
-------                       -----------                          ----------

31.1        Certification of Louis L. Schorsch, President &
            Chief Executive Officer of Ispat Inland Inc.
            Pursuant to Rule 13a-14(a) or Rule 14d-14(a) of the Securities Exchange Act of 1934.

31.2        Certification of Michael G. Rippey, President &
            Chief Executive Officer of Ispat Inland Inc.
            Pursuant to Rule 13a-14(a) or Rule 14d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Louis L. Schorsch, President & Chief Executive Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Michael G. Rippey, Executive Vice President - Sales, Finance & Administration and Chief Financial Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.