Form 10-K
period 2003-12-31
ISPAT INLAND INC
filed 2004-03-09
CIK 50548

                                                                            2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   Form 10-K

(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of March 8, 2004 was 100, all of which shares were owned by Ispat Inland Holdings, Inc. Consequently, the aggregate market value of voting and non-voting Common Stock of the registrant held by non-affiliates is $0.

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

                                                                  RAW STEEL PRODUCTION
                                                              ----------------------------
                                                                              % OF U.S.
                                                              (000 TONS*)   STEEL INDUSTRY
                                                              -----------   --------------
2003........................................................     4,997           5.0%**
2002........................................................     5,691           5.6
2001........................................................     5,430           5.5

---------------

 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is 6.0 million net tons. The basic oxygen process accounted for 93% and 92% of raw steel production of the Company in 2003 and 2002, respectively. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel mill products shipped by the Company for each of the five years 1999 through 2003 was 5.3 million tons in 2003; 5.7 million tons in 2002; 5.4 million tons in 2001; 5.6 million tons in 2000; and 5.8 million tons in 1999. In 2003 and 2002, sheet, strip and certain related semi-finished products accounted for 90% and 88%, respectively, of the total tonnage of steel mill products shipped from the Indiana Harbor Works. Bar and certain related semi-finished products accounted for 10% in 2003 and 12% in 2002.

     In both 2003 and 2002, approximately 93%, of the shipments of the Flat Products division and 85% of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 72% and 74%, respectively, of the shipments of the Flat Products division and 73% and 75%, respectively, of the shipments of the Bar division were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin in 2003 and 2002. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel products accounted for 19.3% of the domestic market in 2003, down from 25.8% in 2002. The issue surrounding unfairly traded imports aggravates market conditions, in particular with respect to foreign government subsidies that are used to offset operating losses by foreign producers. On March 5, 2002, as a result of an investigation under Section 201 of U.S. trade laws, President Bush imposed tariffs on imports into the United States of numerous steel products. These remedies included 30% tariff rate increases for hot-rolled sheet, cold-rolled sheet, coated sheet, and hot-rolled bar with the rates declining to 24% in year two and 18% in year three. Several foreign supplying countries challenged the President's action through the dispute resolution procedures of the World Trade Organization, and on November 11, 2003 the World Trade Organization issued a final adverse ruling on the Section 201 remedy. The European Union and Japan announced that they would impose retaliatory tariffs on a wide range of products if the United States did not repeal the Section 201 tariffs. Following the issuance of a mid-term review of the Section 201 program, the President ended the Section 201 program on December 4, 2003, stating that the domestic steel industry's increased productivity, decreased production costs, and new labor agreements demonstrate that the industry has made sufficient progress in its restructuring efforts.

     Twice, in 2000 and 2002, U.S. petitioners sought to have antidumping and countervailing duties assessed against cold-rolled imports from 12 countries and 20 countries, respectively. Both times, the U.S. International Trade Commission ("ITC") issued negative final injury determinations, effectively terminating the investigations. U.S. petitioners appealed the 2000 ITC decision to the U.S. Court of International Trade ("CIT"), which remanded that decision to the ITC on October 28, 2003. The ITC is expected to issue its revised findings by March 31, 2004. U.S. petitioners have appealed the 2002 ITC decision to the CIT, while some of the respondents have raised on appeal issues relating to the final tariff margin determinations of the U.S. Department of Commerce ("Commerce") in that investigation. Also, in May of 2004, the U.S. government--Commerce and the ITC--will begin a review of existing countervailing duty and antidumping orders against hot-rolled carbon steel flat products from Brazil, Japan and Russia that could result in the orders' termination.

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

                                                                   PERCENTAGE OF TOTAL
                                                                TONNAGE OF STEEL SHIPMENTS
                                                              ------------------------------
                                                              2003         2002         2001
                                                              ----         ----         ----
Steel Service Centers.......................................   37%          35%          33%
Automotive..................................................   29           33           32
Steel Converters/Processors.................................   13           11           13
Appliance...................................................   10            9           10
Industrial, Electrical and Farm Machinery...................    7            7            7
Construction and Contractors' Products......................    1            1            1
Other.......................................................    3            4            4
                                                              ---          ---          ---
                                                              100%         100%         100%
                                                              ===          ===          ===

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In each of 2003 and 2002, approximately 44% and 45%, respectively, of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 78% of the finished steel shipped to customers during 2003 was transported by truck, with 20% transported by rail, and 2% shipped via barge or other modes of transportation. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 27% of the total tonnage of products transported by truck in 2003.

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

     Effective December 31, 2002 the Company sold part of its interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. thereby reducing its interest in the Empire Mine from 40% to 21%. The Company will have the option to sell its remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. at any time after December 31, 2007 at a price defined in the sales agreement. For twelve years, the Company will purchase from subsidiaries of Cleveland-Cliffs all of its pellet requirements beyond those produced by the Minorca Mine. The price of the pellets is fixed for the first two years and then, adjusted over the term of the agreement based on various market index factors. In 1997, the Company sold its interest in the Wabush Mines located in LaBrador and Quebec Canada to a subsidiary of Cleveland-Cliffs, Inc. The Company may purchase iron ore from the Wabush Mine from time to time in connection with the preceding Empire arrangement.

     The following table shows (1) the iron ore pellets available to the Company as of December 31, 2003 from properties of its subsidiary and through interests in raw materials ventures; (2) 2003 and 2002 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 2003 and 2002.

                                                              IRON ORE TONNAGES IN THOUSANDS
                                                                  (GROSS TONS OF PELLETS)
                                             -----------------------------------------------------------------
                                                                                                   % OF
                                                                          PRODUCTION          REQUIREMENTS(1)
                                               AVAILABLE AS OF         ----------------      -----------------
                                             DECEMBER 31, 2003(2)      2003       2002       2003         2002
                                             --------------------      -----      -----      ----         ----
ISPAT INLAND MINING COMPANY
Minorca (100% owned)--Virginia, MN.........         40,044             2,766      2,778       50           45
IRON ORE VENTURE
Empire (21% owned)--Palmer, MI.............          5,985               975      2,500       18           41
Empire Contract Purchases..................             --             1,442        700       26           11
                                                    ------             -----      -----       --           --
  Total Iron Ore...........................         46,029             5,183      5,978       94           97
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

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 2003 and 2002, the PCI facility's coal needs were satisfied under short-term contracts.

     The Company, Sun Coal and Coke Company ("Sun"), and a unit of NIPSCO Industries ("NIPSCO") jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO designed, built and financed the portion of the project which cleans the coke plant's flue gas and converts the flue gas heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. In 2003 the flue gas desulphurization facility was sold by Nipsco to Private Energy LLC. The Company has committed to take, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. The Company satisfied 61% of its 2003 total coke needs and 65% of its 2002 total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. The remainder of the Company's coke needs are supplied under short-term contracts through third party purchases.

     The Company sold all of its limestone and dolomite properties in 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Company through 2002. The Company has extended this arrangement at a fixed price through 2007.

     Approximately 36% and 32% of the iron ore pellets and 97% of the limestone received by the Company at its Indiana Harbor Works were transported by two of the Company's three formerly owned ore carriers in 2003 and 2002, respectively (the third carrier remains in reserve status). The Company's previously leased ore carrier was returned to the lessor in March 1999. The Company's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers are managed by the new owner, but their shipping services are retained by the Company under a time-charter. Agreements have been made for the transportation on the Great Lakes of the remainder of the Company's iron ore pellet requirements.

     Approximately 50% and 49% of the Company's coke requirements were received by conveyor belt from the heat recovery coke battery discussed above in 2003 and in 2002, respectively. Of the remainder, in 2003, approximately 16.5% was received in the Company's hopper cars, 8.5% in independent carrier-owned hopper cars, 73% in independent carrier-owned barges, and 2% by truck. All of the Company's coal requirements were received in independent carrier-owned hopper cars.

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

                                                              2003   2002   2001
                                                              ----   ----   ----
Sheet and Strip.............................................   89%    87%    83%
Bar.........................................................   11%    13     17
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     Sales to Ryerson Tull, Inc. approximated 10% and 9% of consolidated net sales during 2003 and 2002, respectively. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 2003, are set forth below. Net capital additions during such period aggregated $280.7 million.

                                                               RETIREMENTS                 NET CAPITAL
                                                   ADDITIONS    OR SALES     ADJUSTMENTS    ADDITIONS
                                                   ---------   -----------   -----------   -----------
                                                                  (DOLLARS IN MILLIONS)
2003.............................................   $116.2(3)     $ 1.2         $ --          $115.0
2002.............................................   $ 52.4        $49.0(2)      $ --          $ 3.4
2001.............................................   $ 28.6        $ 1.2         $0.1          $27.5
2000.............................................   $ 83.0        $ 2.0         $ --          $81.0
1999.............................................   $ 55.1        $ 1.3         $ --          $53.8(1)

---------------

(1) 1999 results do not reflect the revaluation of property, plant and equipment performed as a result of the acquisition of the Company on July 16, 1998.

(2) 2002 includes the impairment charge of $44.3 (gross asset value) related to the 2A Bloomer and 21" Bar Mill assets and the impairment charge of $4.7 (gross asset value) related to the flux equipment at the Empire Mine.

(3) 2003 includes $88.7 related to the No. 7 Blast Furnace reline and $4.9 related to the asset retirement obligation.

     In July 1987, a wholly owned subsidiary of the Company formed a partnership, I/N Tek, now known as I/N Tek LP, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate a cold-rolling facility with an annual capacity of 1,700,000 tons, of which approximately 40% is cold-rolled substrate for I/N Kote (described below). The I/N Tek facility is located near New Carlisle, Indiana. The Company, which owns, through its subsidiary, a 60% interest in the I/N Tek partnership is, with certain limited exceptions, the sole supplier of hot band to be processed by the I/N Tek facility and generally has exclusive rights to the production capacity of the facility.

     In September 1989, a wholly owned subsidiary of the Company formed a second partnership, I/N Kote, now known as I/N Kote LP, with an indirect wholly owned subsidiary of NSC to construct, own, finance and operate two sheet steel galvanizing lines adjacent to the I/N Tek facility. The subsidiary of the Company owns a 50% interest in I/N Kote. The I/N Kote facility consists of a hot-dip galvanizing line and an electrogalvanizing line with a combined annual capacity of 1,000,000 tons. The Company has guaranteed 50% of I/N Kote's term financing. I/N Kote has contracted to acquire its cold-rolled steel substrate from the Company, which supplies the substrate from the I/N Tek facility and the Company's Indiana Harbor Works.

     The amount budgeted for 2004 capital expenditures by the Company and its subsidiaries is approximately $27 million. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes included in the foregoing amount.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries (including fleet and mining operations) was approximately 6,424 and 6,786 in 2003 and 2002, respectively. Within such entities, at year-end 2003, approximately 5,130 were represented by unions, consisting of 4,624 represented by United Steelworkers of America (of whom approximately 19 were on furlough or indefinite layoff ), and 506 by other unions. At year-end 2002, approximately 5,518 employees were represented by unions, consisting of 5,037 by the United Steelworkers of America (of whom approximately 26 were on furlough or indefinite layoff), and 481 by other unions.

     The labor agreement between the Company and the United Steelworkers of America terminated on July 31, 1999 and a new agreement was negotiated to be effective August 1, 1999. This agreement covers wages and benefits through July 31, 2004. Among other things, this agreement provided wage increases of $.50 per hour in 2000 and 2001, and provided for wage increases of $1.00 per hour in 2003. The agreement also contains provisions that the United Steelworkers will cooperate with the Company to continuously improve the productivity of its operations. At the expiration of the agreement, both parties have agreed to negotiate a successor agreement without resorting to strikes or lockouts. The successor agreement will be patterned on the agreements established at the time by the other domestic integrated steel producers. Any disputes concerning adoption of the pattern will be resolved through an arbitration process. In consideration of the foregoing, the Company committed to invest in primary steelmaking facilities at the Indiana Harbor Works. One additional holiday was provided and retirement benefits were increased for active employees and certain current retirees. Certain retiree healthcare obligations are secured through certain trust and subordinated mortgage arrangements.

ENVIRONMENT

     The Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of certain waste material and the remediation of containment. These include various federal statutes regulating the discharge or release of materials to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act ("RCRA"), Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal sanctions and could also result in suspension or cessation of operations, substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the U.S. Environmental Protection Agency (the "EPA") has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict and, under certain circumstances, joint and several.

     Capital spending for pollution control projects totaled $4 million in 2003 versus $6 million in 2002. Another $31 million (non-capital) was spent in 2003 to operate and maintain pollution control equipment compared to $33 million in the previous year. During the five years ended December 31, 2003, the Company has spent $200 million to construct, operate and maintain environmental control equipment at its various locations.

     Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of less than $1 million in 2004. During the 2005 to 2008 period it is anticipated that the Company will make annual capital expenditures of $2 million to $5 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $30 million to $35 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. Such environmental expenditures, are not expected to be material to the business, financial position or results of operations of the Company.

     The Company is a party to a 1993 consent decree resolving an EPA lawsuit under the Resource Conservation and Recovery Act (the "1993 Consent Decree") which, among other things, requires the investigation and remediation of the Indiana Harbor Works Site. It is expected that remediation of the site will require significant expenditures over several years that may be material to our business, financial position and results of operations. See "Legal Proceedings" below for a more detailed discussion of the obligations arising under the 1993 Consent Decree, as well as a discussion of potential liability relating to our status as one of a number of allegedly potentially responsible parties named in connection with a natural resource damage claim allegedly related to the operation of this Indiana Harbor Works Site.

     The Company is a defendant in various environmental and other administrative or judicial actions initiated by governmental agencies. Some of these actions are described in more detail under "Legal Proceedings" below. While it is not possible to predict the outcome of these matters, we do not expect environmental expenditures, excluding amounts that may be required in connection with an EPA consent decree that is described below, to materially affect the Company's business, financial position or results of operations.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 71% of the energy consumed by the Company at the Indiana Harbor Works in both 2003 and 2002.

     Natural gas and fuel oil supplied approximately 22% of the energy requirements of the Indiana Harbor Works in both 2003 and 2002, and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In 2003 and 2002, respectively, the Company produced approximately 1% and 2% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     The Company leases land to Private Energy LLC upon which is built a 90-megawatt turbine generating facility that began operation in 1998. Pursuant to a 15-year-toll-charge contract, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. In 2003 and 2002, this facility produced 24% and 21%, respectively, of the purchased electricity requirements at the Indiana Harbor Works. For additional information regarding this facility, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 4 and 5 of this document.

     The Company also leases land to Private Energy LLC for a 75-megawatt steam turbine generating facility which began operation in 1996. Pursuant to a 15-year-toll-charge contract, the facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. In 2003 and 2002, this facility produced 17% and 19% respectively, of the purchased electricity requirements of the Indiana Harbor Works.

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

ITEM 2.  PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

STEEL PRODUCTION

     All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. A continuous anneal line and slitting equipment, are held by the Company under leasing arrangements. The Company has granted the Pension Benefit Guaranty Corporation ("PBGC") a lien upon the Caster Facility to secure the payment of future pension funding obligations. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the Caster Facility and leased equipment, is subject to the lien of the First Mortgage of the Company dated April 1, 1928, as amended and supplemented. The Indiana Harbor Works is also subject to a second lien in favor of the United Steelworkers of America to secure a post retirement health benefit. See "Operations--Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

     I/N Tek, a partnership in which a subsidiary of the Company owns a 60% interest, has constructed a 1.7 million ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness. The I/N Tek facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

     I/N Kote, a partnership in which a subsidiary of the Company owns a 50% interest, has constructed a 1 million ton annual capacity steel galvanizing facility on approximately 25 acres of land, which it owns in fee, located adjacent to the I/N Tek site. Substantially all the property, plant and equipment owned by I/N Kote is subject to a lien securing related indebtedness. The I/N Kote facility is adequate to serve the present and anticipated needs of the Company planned for such facility.

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

     The Company also owns property at the Indiana Harbor Works used in connection with its joint project with Sun and Private Energy LLC. For more information regarding this project, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 4 and 5 of this document.

     A subsidiary of the Company owns a fleet of 350 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. The Company time-charters three vessels for the transportation of iron ore and limestone on the Great Lakes. During 1998, the Company transferred ownership of such vessels to a third party subject to a lien in favor of the PBGC on the vessels to secure the payment of future pension funding obligations. See "Operations--Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

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

     Effective December 31, 2002, the Company sold part of its interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc., thereby reducing its interest in the Empire Mine from 40% to 21%. Certain related fluxing equipment was also sold. Cleveland-Cliffs, Inc. has indemnified the Company for liabilities associated with the mine. The Company will have the option to sell its remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. at any time after December 31, 2007 at a price defined in the sales agreement. In addition, for twelve years, the Company will purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine. The price of the pellets is fixed for the first two years and then adjusted over the term of the agreement based on various market index factors.

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

ITEM 3.  LEGAL PROCEEDINGS

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.1 million as of December 31, 2003. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site. The 1993 EPA Consent Decree establishes a three-step process, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of, or the time required to satisfy, our obligations under the consent decree, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's business, financial position and results of operations. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

     In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intended to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Ship Canal Waterways. The notice stated that the Company has been identified as a potentially responsible party due to alleged releases of hazardous materials from its Indiana Harbor Works facility. Such assessment has been substantially completed. The Company has been in negotiations with the trustees, and, as a consequence of such negotiations, has established a reserve of $8.7 million to cover anticipated liabilities in connection with this matter. Until such time as the matter is finally resolved, it is not possible to accurately predict, beyond the currently established reserve, the amount of the Company's potential liability or whether this potential liability could materially affect the Company's business, financial position and results of operations.

     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon current or former site owners or operators or parties who sent hazardous materials to the site, regardless of fault or the lawfulness of the activity that caused the contamination. The Company is a potentially responsible party at several state and federal Superfund sites. Except for the Four County Landfill described below, the Company believes its liability at these sites is either de minimis or substantially resolved. The Company could, however, incur additional costs or liabilities at these sites based on new information, if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. The Company could also be named a potentially responsible party at other sites if its hazardous materials or those of its predecessor were disposed of at a site that later becomes a Superfund site.

     The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management (IDEM) on February 18, 1992 relating to releases of hazardous substances from the Four County Landfill Site in Fulton County, Indiana. The Company, along with other potentially responsible parties (PRP's), has entered into two agreed orders with IDEM pursuant to which the PRP's agreed to perform a remedial investigation and feasibility study for the site, pay certain past and future IDEM costs and provide funds for operation and maintenance necessary for stabilization of the First Operable Unit of the site. The remedial investigation and feasibility study work is complete. In a letter dated June 2, 2003, IDEM advised the PRP's for the First Operable Unit that all terms of the Agreed Order for the First Operable Unit had been completed and that the Order was terminated, subject to the Reservation of Rights. Under the terms of the PRP agreement, the Company had an approximate 7.2% share ($49,000), which amount has been paid.

     In July 2001, IDEM selected the remedy for the Second Operable Unit at the Four County Landfill. The Company is a member of a group that negotiated with IDEM to resolve any liability for the Second Operable Unit. IDEM has estimated the costs for the Second Operable Unit to be approximately $1,000,000, with an additional contingent remedy estimated to cost approximately $2,100,000, to be implemented only if the selected remedy is deemed to be inadequate. IDEM has a trust account holding approximately $800,000 for use in the implementation of the First and the Second Operable Unit remedies. In 2003, the PRP Group entered into another Agreed Order pursuant to which the PRP Group agreed to pay $320,000 in exchange for a release from the cost of the Second Operable Unit. The Company's share of that payment was $22,202. The Agreed Order is final and the payment has been made.

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

     On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Although the Company currently believes that its liability with respect to this matter will be minimal, the Company could be found liable for violations and this potential liability could materially affect the business, financial position and results of operations of the Company.

     On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull, Inc. pursuant to which Ryerson Tull paid the Company $21 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat in 1998. The $21 million received from Ryerson Tull was paid into the Company Pension Plan, and went to reduce the amount of a Ryerson Tull guaranty and letter of credit that Ryerson Tull had provided to the Pension Benefit Guaranty Corporation ("PBGC") to guarantee $50 million of the Company's Pension Plan obligations. The Company also agreed with Ryerson Tull to, among other things, make specified monthly contributions to the Company's Pension Plan totaling $29 million over the twelve-month period beginning January 2004, thereby eliminating, by the end of such year, the obligation of Ryerson Tull to provide the continuing guaranty and letter of credit to the PBGC, which guaranty/letter of credit the Company had previously committed to take all necessary action to eliminate. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Ispat. Common stock dividends of $7 million and $0 million were declared and paid during 2003 and 2002, respectively. In connection with the acquisition, an affiliate of the Company entered into a credit agreement dated July 16, 1998, as amended (the "Credit Agreement") for a $860 million senior secured term credit facility. The terms of the Credit Agreement restrict the payment of dividends and other Restricted Payments (as defined in the Credit Agreement). At December 31, 2003, no additional dividends or other Restricted Payments, other than certain specifically allowed types of Restricted Payments, including dividends on the preferred stock held by an affiliate, could have been paid. The Company has no Common Stock which is owned by non-affiliates.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction I(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company reported a net loss of $52.6 million in 2003 as compared with a net loss of $7.1 million in 2002.

     The following table summarizes selected earnings and other data:

                                                                2003       2002
                                                              --------   --------
                                                               (DOLLARS AND TONS
                                                                 IN MILLIONS)
Net sales...................................................  $2,222.9   $2,303.4
Operating profit (loss).....................................      (4.2)      33.0
Net loss....................................................     (52.6)      (7.1)
Net tons shipped............................................       5.3        5.7

     Steel shipments in 2003 of 5,299,692 tons decreased by 6.3% from 2002 shipments of 5,653,673 tons due to lower production levels resulting from the #7 Blast Furnace reline and generally softer market conditions.

     Sales decreased by 3.5% to $2,222.9 million in 2003 from $2,303.4 million in 2002. The reduction in sales volume decreased sales revenue by 6.3% while higher selling prices increased sales revenue by 2.8%. Average selling prices per ton increased to $419 per ton in 2003 from $407 per ton in 2002. This increase was due primarily to an improvement in contact prices which more than offset a deterioration in spot market prices.

     Our results for 2002 were negatively impacted by two impairment charges totaling $62.0 million. We recognized the impairment of our idled 2A Bloomer and 21" Bar Mill facilities, resulting in an asset write-off of $23.0 million. We also recognized the write-off of the assets associated with the Empire Mine of $39.0 million. Effective December 31, 2002, we sold part of our interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs Inc. thereby reducing our interest in the Empire Mine from 40% to 21%. We also sold our related fluxing equipment. Cleveland-Cliffs has indemnified us for all liabilities associated with the mine. We have the option to sell our remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs any time after December 31, 2007 for a purchase price defined in the sales agreement. Separately, we entered into a 12-year sales agreement to purchase from subsidiaries of Cleveland-Cliffs all of our pellet requirement beyond those provided by the Minorca Mine.

     The cost of goods sold increased to $2,103.1 million in 2003 compared to $2,082.1 million in 2002.

     The operating cost per ton increased 4.6% to $420 per ton in 2003 from $402 per ton in 2002. Based on management's estimates, the No. 7 Blast Furnace reline adversely impacted operating cost on a year over year basis by approximately $53 million. The lower sales and operating volume in 2003 resulted in higher operating cost per ton reflecting the absorption of fixed costs. Additionally, higher costs were incurred for increases in natural gas and scrap prices and pension expenses. The asset impairment charges noted above, negatively impacted operating cost in 2002 by $11 per ton.

     Selling, general, and administrative expenses in 2003 of $27.0 million decreased 2.9% from $27.8 million in the prior period due to lower employment costs and rental expenses.

     Depreciation expense in 2003 decreased 2.1% to $97.0 million from $99.1 million in the prior year, reflecting the retirement of fully depreciated assets.

     Operating income in 2003 decreased by $37.2 million to a loss of $4.2 million, from a profit of $33.0 million in 2002. The lower sales volume and higher costs noted above, more than offset the $62 million asset impairment charge recognized in 2002.

     Other (income) expense, net of $8.6 million of income in 2003, decreased by $21.8 million from $30.4 million of income in 2002. In 2003, we purchased $2.9 million of our debt at a discount from face value resulting in a gain on early extinguishment of debt of $1.0 million. During 2002, we purchased $40.0 million of our debt at a discount from face value resulting in a gain on early extinguishment of debt of $30.7 million. The year 2003 also included $10.7 million associated with the $21.0 million settlement agreement with Ryerson Tull.

     On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21.0 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. The $21.0 million received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company also agreed with Ryerson Tull to, among other things, make specified monthly contributions to the Company's Pension Plan totaling $29.0 million over the twelve-month period beginning January 2004, thereby eliminating, by the end of such year, the obligation of Ryerson Tull to provide a continuing guaranty and letter of credit to the PBGC in connection with the Company's Pension Plan, which guaranty/letter of credit the Company had previously committed to take all necessary action to eliminate. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

     Interest expense of $70.9 million in 2003 decreased by $6.1 million from $77.0 million in 2002 due to a reduction in interest rates that was partially offset by an increase in debt.

OUTLOOK FOR 2004

     In 2004, the Company expects to benefit from stronger demand, improved steel prices and higher operating levels following the successful reline of the No. 7 Blast Furnace which was completed early in the fourth quarter of 2003. Improved market conditions are being driven by a recovery in the US economy as well as increased global demand for steel, particularly the unprecedented growth in China. Given the higher global demand for steel and the lower value of the dollar, we do not anticipate any increases in import levels for 2004.

     The increased global demand for steel has resulted in significant upward price movements for key commodity inputs such as iron ore, scrap, coke and coal. The Company's iron ore requirements will be met through production from our wholly owned Minorca Mine and a long term purchase contract. A majority of our coke requirements also are satisfied under a long term purchase contract. These price increases will adversely impact our operating costs, however, our internal resources and negotiated commitments should enable us to avoid any material decrease in steel production resulting from shortfalls in raw materials.

     Additionally, pension expenses for 2004 will be higher due to a further decrease in interest rates during 2003. The Company anticipates contributing $111.5 million to its pension fund in 2004.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had $1,322.3 million of long-term debt (including debt due within one year) outstanding at December 31, 2003. Of this amount, $901.5 million is floating rate debt with a fair value of $822.1 million at December 31, 2003. The remaining $420.8 million of fixed rate debt had a fair value of $364.9 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 2003, the fair value of this fixed rate debt would be estimated to be $374.1 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     A 10% increase or decrease in the cost of the Company's variable rate debt at December 31, 2003 would result in a change in pretax interest expense of $3.9 million, based upon borrowings outstanding at December 31, 2003.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 2003 would reduce pre-tax income by $0.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Independent Auditors' Report dated February 23, 2004 are set forth on pages F-2 to F-39 inclusive, of this Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Unaudited consolidated quarterly sales and earnings information of the Company for the years ended December 31, 2003, 2002 and 2001 is set forth in
Note 22 of Notes to Consolidated Financial Statements (see F-38), which is hereby incorporated by reference into this Item.

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

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES.

     Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, as of the end of the period in which the Company's periodic reports are being prepared.

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 15.  AUDIT COMMITTEE FINANCIAL EXPERT.

     Because our financial statements are consolidated with those of our parent company, Ispat, the common stock of which is traded publicly on the New York Stock Exchange, and because we do not have a class of publicly traded equity securities, we are not required to have an audit committee. We have determined that it is not necessary for our Company to have an audit committee or an audit committee financial expert. When appropriate, we rely on the significant experience of members of the Board of Directors of our parent company. Ispat's audit committee reviews our financial statements as part of its review of the consolidated financial statements of Ispat.

     The Board of Directors of our parent Company, Ispat has determined that Mr. Narayanan Vaghul, Chairman of Audit Committee is an "audit committee financial expert". Mr. Vaghul and each of the other members of Ispat's Audit Committee is an "independent director" as defined in the New York Stock Exchange's listing rules.

ITEM 16.  PRINCIPAL ACCOUNTING FEES.

     Deloitte & Touche LLP ("Deloitte & Touche") served as the Company's independent auditors for 2003 and 2002.

AUDIT FEES

     Deloitte & Touche's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $959,000 for 2003 and $950,000 for 2002.

AUDIT-RELATED FEES

     Deloitte & Touche's fees for audit related services were $126,000 for 2003 and $120,000 for 2002. These services were rendered in connection with audits of the Company's employee benefit plans.

TAX FEES

     Deloitte & Touche's fees for tax compliance, tax advice, and tax planning totaled $573,000 for 2003 and $592,000 for 2002.

     Fees for tax compliance services were $450,000 and $395,000 in 2003 and 2002, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of: (i) federal, state and local income tax return assistance, (ii) computation of fixed asset basis, (iii) assistance with the review of the federal and state income tax provisions and (iv) assistance with federal, state, and local notices from taxing authorities.

     Fees for tax planning and advice services totaled $123,000 and $197,000 in 2003 and 2002, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of: (i) tax advice and assistance with federal and state audits and appeals, (ii) tax advice and assistance related to fixed asset basis, (iii) assistance with tax return filings in certain foreign jurisdictions, (iv) tax advice and consultation relating to financial statements and tax forecasting, (v) tax advice and consultation relating to accumulated earnings and profits to determine the treatment of distributions to shareholders, (vi) tax advice and consultation relating to state sales and use tax issues, (vii) tax advice and consultation relating to other miscellaneous issues including employment taxes, bonus depreciation, employee fringe benefits, and international assignment advisory services.

ALL OTHER FEES

     No other fees were charged by Deloitte & Touche to the Company other than those referenced above.

                                    PART IV

ITEM 17.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS A PART OF THIS REPORT.

          1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-39 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

             Independent Auditors' Report dated February 23, 2004

             Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001

             Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

             Consolidated Balance Sheets at December 31, 2003 and 2002

             Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2003, 2002 and 2001

             Notes to Consolidated Financial Statements

             Financial Statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2003, 2002 and 2001

          2. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

     (B) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ITEM                                                          PAGE
----                                                          ----
Ispat Inland Inc.
Independent Auditors' Report dated February 23, 2004........   F-2
Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Loss for the years ended
  December 31, 2003, 2002 and 2001..........................   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-4
Consolidated Balance Sheets at December 31, 2003 and 2002...   F-5
Consolidated Statements of Stockholders' (Deficit) Equity
  for the years ended December 31, 2003, 2002 and 2001......   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule II (Valuation and Qualifying
  Accounts) for the years ended December 31, 2003, 2002 and
  2001......................................................  F-39

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ispat Inland Inc.
East Chicago, Indiana

We have audited the accompanying consolidated balance sheets of Ispat Inland Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule II as of December 31, 2003, 2002, and 2001 and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ispat Inland Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2003, 2002, and 2001 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations upon adoption of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations".

                                                /s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 2004

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
--------------------------------------------------------------------------------------------
SALES.......................................................  $2,222.9   $2,303.4   $2,084.1
OPERATING COSTS AND EXPENSES:
  Cost of goods sold (excluding depreciation)...............   2,103.1    2,082.1    2,064.1
  Workforce reduction.......................................        --       (0.6)      18.2
  Legal settlement..........................................        --         --       (7.5)
  Asset impairment charge...................................        --       62.0
  Selling, general and administrative expenses..............      27.0       27.8       32.6
  Depreciation..............................................      97.0       99.1      104.3
                                                              --------   --------   --------
     Total..................................................   2,227.1    2,270.4    2,211.7
                                                              --------   --------   --------
OPERATING PROFIT (LOSS).....................................      (4.2)      33.0     (127.6)
OTHER (INCOME) AND EXPENSE:
  Other income, net.........................................      (8.6)     (30.4)     (24.5)
  Interest expense on debt..................................      70.9       77.0       94.4
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES....................................     (66.5)     (13.6)    (197.5)
BENEFIT FOR INCOME TAXES....................................     (15.5)      (6.5)     (71.5)
                                                              --------   --------   --------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................     (51.0)      (7.1)    (126.0)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  TAX OF $0.9 (NOTE 18).....................................      (1.6)        --         --
                                                              --------   --------   --------
NET LOSS....................................................  $  (52.6)  $   (7.1)  $ (126.0)
                                                              ========   ========   ========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Millions)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2003      2002      2001
                                                              ---------------------------
NET LOSS....................................................  $ (52.6)  $  (7.1)  $(126.0)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
  Reclassification adjustment for losses included in net
     loss...................................................       --        --       0.3
  Minimum pension liability adjustment......................    (80.6)   (251.1)   (200.7)
                                                              -------   -------   -------
       Total................................................    (80.6)   (251.1)   (200.4)
                                                              -------   -------   -------
COMPREHENSIVE LOSS..........................................  $(133.2)  $(258.2)  $(326.4)
                                                              =======   =======   =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss..................................................  $   (52.6)  $    (7.1)  $  (126.0)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Gain from early extinguishment of debt..................       (1.0)      (30.0)       (5.0)
    Loss on sale of available for sale securities...........         --          --         0.5
    Depreciation............................................       97.0        99.1       104.3
    Deferred employee benefit cost..........................         --          --         7.7
    Amortization of debt premium............................       (1.0)       (1.1)       (1.5)
    Undistributed earnings from joint ventures..............      (21.6)       (9.1)       (8.5)
    Loss from asset impairment..............................         --        62.0          --
    Change in accounting principle..........................        2.5          --          --
    Loss (Gain) on sale of property, plant and equipment....        0.1        (0.4)        0.5
    Deferred income taxes...................................      (27.7)       (4.9)      (71.1)
    Change in:
      Receivables...........................................       42.1       (63.3)        2.8
      Inventories...........................................       71.3       (31.4)      119.4
      Prepaid expenses and other assets.....................       (3.2)       (1.9)       46.1
      Accounts payable......................................        4.1         6.6       (67.7)
      Payables to/receivables from related companies........        0.7        (8.9)        0.4
      Other accrued liabilities.............................       12.7         3.8       (26.6)
      Deferred employee benefit cost........................     (116.6)       (1.3)     (113.9)
    Other items.............................................       15.5         9.2         0.9
                                                              ---------   ---------   ---------
    Net adjustments.........................................       74.9        28.4       (11.7)
                                                              ---------   ---------   ---------
         Net cash from operating activities.................       22.3        21.3      (137.7)
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Capital expenditures......................................     (111.3)      (52.4)      (28.6)
  Investments in, advances to and distributions from joint
    ventures, net...........................................       19.1        10.6         7.7
  Proceeds from sale of property, plant and equipment.......        0.6         0.4         0.5
  Proceeds from sale of available for sale securities.......         --          --         4.0
                                                              ---------   ---------   ---------
         Net cash from investing activities.................      (91.6)      (41.4)      (16.4)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Principal payments on long-term debt......................       (9.1)      (19.9)      (15.0)
  Proceeds from note receivable from related company, net...        0.5        (3.2)        2.0
  Dividends paid............................................      (15.9)       (2.3)      (18.6)
  Bank overdrafts...........................................       (2.3)      (14.3)        2.7
  Proceeds from note payable to related company.............       60.0         1.6       154.2
  Proceeds from note payable to unaffiliated company........       15.0          --          --
  Proceeds from issuance of debt............................        9.5          --          --
  Proceeds from revolver borrowings.........................    3,402.8     2,242.0     2,200.0
  Repayments of revolver borrowings.........................   (3,387.8)   (2,198.0)   (2,171.0)
                                                              ---------   ---------   ---------
         Net cash from financing activities.................       72.7         5.9       154.3
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................        3.4       (14.2)        0.2
Cash and cash equivalents--beginning of year................       10.0        24.2        24.0
                                                              ---------   ---------   ---------
Cash and cash equivalents--end of year......................  $    13.4   $    10.0   $    24.2
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $    62.4   $    74.2   $   100.2
    Income taxes, net.......................................  $      --   $      --   $      --
  Non-cash activity:
    Deferred taxes related to comprehensive income items....  $    45.8   $   142.9   $   114.1
    ROS capital contribution................................  $     1.1   $      --   $    13.0
    Asset retirement obligation impact on:
      Property..............................................  $     3.8
      Other long-term obligations...........................  $     6.3

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions--Except per share data)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   13.4       $   10.0
  Receivables, less provision for allowances, claims and
     doubtful accounts of $22.6 and $17.0...................       215.4          257.5
  Receivables from related companies........................         4.9            8.0
  Inventories...............................................       371.8          443.1
  Prepaid expenses and other................................          --            2.8
  Deferred income taxes.....................................        26.5           35.9
                                                                --------       --------
          Total current assets..............................       632.0          757.3
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES...............       214.3          214.8
PROPERTY, PLANT AND EQUIPMENT, NET..........................     1,751.3        1,733.9
NOTE RECEIVABLE FROM RELATED COMPANIES......................         5.6            6.1
DEFERRED INCOME TAXES.......................................       404.7          321.8
PENSION INTANGIBLE ASSET....................................        65.6           73.4
OTHER ASSETS................................................        62.5           56.5
                                                                --------       --------
          Total assets......................................    $3,136.0       $3,163.8
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................    $  182.8       $  178.7
  Note payable..............................................        15.0             --
  Bank overdrafts...........................................         6.2            8.5
  Payables to related companies.............................         5.4            7.8
  Pension contribution......................................       111.5           54.5
  Accrued expenses and other liabilities:
     Salaries, wages and commissions........................        51.4           57.0
     Taxes--property, real estate and other taxes...........        81.0           63.4
     Interest on debt.......................................         3.3            3.6
     Other..................................................        16.8           15.8
  Long-term debt due within one year to related companies...         7.0            7.0
                                                                --------       --------
          Total current liabilities.........................       480.4          396.3
LONG-TERM DEBT:
  Related companies.........................................       870.3          817.3
  Other.....................................................       445.0          424.6
DEFERRED EMPLOYEE BENEFITS..................................     1,647.4        1,705.4
OTHER LONG-TERM OBLIGATIONS.................................        80.2           58.4
                                                                --------       --------
          Total liabilities.................................     3,523.3        3,402.0
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 par value, 100 shares authorized,
     100 shares issued and outstanding, liquidation value
     $90....................................................        90.0           90.0
  Common stock, $.01 par value, 1,000 shares authorized, 100
     shares issued and outstanding..........................       320.0          320.0
  Accumulated deficit.......................................      (233.0)        (164.5)
  Accumulated other comprehensive loss......................      (564.3)        (483.7)
                                                                --------       --------
          Total stockholders' deficit.......................      (387.3)        (238.2)
                                                                --------       --------
          Total liabilities and stockholders' deficit.......    $3,136.0       $3,163.8
                                                                ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Dollars in Millions)

                                                                      ACCUMULATED        TOTAL
                                                                         OTHER       STOCKHOLDERS'
                                  PREFERRED   COMMON   ACCUMULATED   COMPREHENSIVE     (DEFICIT)
                                    STOCK     STOCK      DEFICIT         LOSS           EQUITY
--------------------------------------------------------------------------------------------------
Balance at January 1, 2001......    $90.0     $320.0     $ (10.5)       $ (32.2)        $ 367.3
Net loss........................       --        --       (126.0)            --          (126.0)
Dividends paid..................       --        --        (18.6)            --           (18.6)
Other comprehensive loss, net of
  tax...........................       --        --           --         (200.4)         (200.4)
                                    -----     ------     -------        -------         -------
Balance at December 31, 2001....     90.0     320.0       (155.1)        (232.6)           22.3
Net loss........................       --        --         (7.1)            --            (7.1)
Dividends paid..................       --        --         (2.3)            --            (2.3)
Other comprehensive loss, net of
  tax...........................       --        --           --         (251.1)         (251.1)
                                    -----     ------     -------        -------         -------
Balance at December 31, 2002....     90.0     320.0       (164.5)        (483.7)         (238.2)
Net loss........................       --        --        (52.6)            --           (52.6)
Dividends paid..................       --        --        (15.9)            --           (15.9)
Other comprehensive loss, net of
  tax...........................       --        --           --          (80.6)          (80.6)
                                    -----     ------     -------        -------         -------
Balance at December 31, 2003....    $90.0     $320.0     $(233.0)       $(564.3)        $(387.3)
                                    =====     ======     =======        =======         =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions except share and per share data)

NOTE 1.  NATURE OF OPERATIONS

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight line method over the useful lives of the related assets, ranging from 25 to 45 years for buildings and 4 to 23.5 years (the vast majority of lives are from 20 to 23.5 years) for machinery and equipment. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment under construction are recorded as construction in progress until they are ready for their intended use; thereafter they are transferred to the related category of property, plant and equipment and depreciated over their estimated useful lives. Interest during construction is capitalized to property, plant and equipment under construction until the assets are ready for their intended use. Gains and losses on retirement or disposal of assets are determined as the difference between net disposal proceeds and carrying amount and reflected in the statement of income. The carrying amount for long-lived assets is reviewed whenever events or changes in circumstances indicate that an impairment may have occurred.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

Deferred Financing Costs

Deferred financing costs are amortized over the expected terms of the related debt.

Stock Option Plan

In 1999, Ispat established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan") which is described more fully in Note 7. Awards under the Company's plans vest over three years. Prior to 2003, the Company, which participates in the Ispat Plan, accounted for stock options under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in 2001 and 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2003 and accordingly, no compensation expense has been recognized in 2003.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003    2002     2001
--------------------------------------------------------------------------------------
Net Loss--as reported.......................................  $(52.6)  $(7.1)  $(126.0)
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........      --      --        --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (0.6)   (1.1)     (1.8)
                                                              ------   -----   -------
Net Loss--pro forma.........................................  $(53.2)  $(8.2)  $(127.8)
                                                              ======   =====   =======

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have passed to the customer, which generally occurs upon shipment of finished product. Provisions for discounts to customers are recorded based on terms of sale in the same period the related sales are recorded. The Company records estimated reductions to revenue for customer programs and incentive offerings. The Company records all amounts billed to a customer in a sales transaction related to shipping and handling as revenues. All costs related to shipping and handling are included in cost of goods sold.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

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

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Upon adoption of SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 as of January 1, 2003 and reclassified $30.0 and $4.8 of extraordinary gains for the years ended December 31, 2002 and 2001, respectively, to the "Other income, net" line item in accordance with SFAS No. 145.

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

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities", with the objective of exempting certain entities from the requirements of Interpretation No. 46 (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changed that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also required disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No 133 on Derivative Instruments and Hedging Activities". This Statement amends Statement No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company has determined that the adoption of SFAS No. 149 did not have an impact on its financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of SFAS No. 150 did not have an impact on its financial condition, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. Based on arrangements in place today, adoption of EITF 01-8 did not have an impact on the company's financial condition, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised December 2003) (SFAS No.
132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to revise employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. As of December 31, 2003, the Company has adopted the disclosure requirements of SFAS No. 132R.

FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued by the FASB in January 2004. This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Company has elected to defer recognition until further guidance is issued by the FASB. See Note 8, Retirement Benefits for more information on this FSP.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the 2003 classifications.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

NOTE 3.  INVENTORIES

Inventories consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
In-process and finished steel...............................     $246.7         $294.3
Raw materials and supplies:
  Iron ore..................................................       65.7           72.0
  Scrap and other raw materials.............................       32.6           48.3
  Supplies..................................................       26.8           28.5
                                                                 ------         ------
                                                                  125.1          148.8
                                                                 ------         ------
     Total..................................................     $371.8         $443.1
                                                                 ======         ======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Land........................................................    $   46.5       $   46.5
Buildings and improvements..................................       193.9          188.4
Machinery and equipment.....................................     2,031.8        1,909.2
Construction in process.....................................        14.2           27.3
                                                                --------       --------
                                                                 2,286.4        2,171.4
                                                                --------       --------
Accumulated depreciation....................................       535.1          437.5
Property, plant and equipment, net..........................    $1,751.3       $1,733.9
                                                                ========       ========

NOTE 5.  DEBT

Short-term debt consists of the following:

In October 2003, the Company entered into a promissory note with Primary Energy Steel LLC for $15. The note is due in July 2004, and interest is at a fixed rate of 10%. If certain events defined as "Events of Default" in the agreement should occur, the note and accrued interest would be due immediately.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005....................    $  330.8       $  334.3
  Series U, Tranche C, due July 16, 2006....................       330.8          334.3
  Series R, 7.9% due January 15, 2007.......................        28.2           28.2
  Pollution Control Series 1977, 5.75% due February 1,
     2007...................................................        18.6           19.6
  Pollution Control Series 1993, 6.8% due June 1, 2013......        24.7           26.1
  Pollution Control Series 1995, 6.85% due December 1,
     2012...................................................        12.1           13.3
                                                                --------       --------
     Total First Mortgage Bonds.............................       745.2          755.8
Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 11, 7.125% due June 1,
     2007...................................................        20.9           21.1
  Pollution Control Project No. 13, 7.25% due November 1,
     2011...................................................        37.4           32.1
  Exempt Facilities Project No. 14, 6.7% due November 1,
     2012...................................................         5.4            5.4
  Exempt Facilities Project No. 15, 5.75% due October 1,
     2011...................................................        49.9           46.0
  Exempt Facilities Project No. 16, 7% due January 1,
     2014...................................................         7.7            7.7
                                                                --------       --------
     Total Obligations for Industrial Development Revenue
      Bonds.................................................       121.3          112.3
Ispat Inland Administrative Service Company revolving credit
  facility..................................................       150.0          149.0
Ispat Inland Inventory, LLC revolving credit facility.......          --           76.0
Inventory-backed revolving credit facility..................        90.0             --
Ispat International Advances:
  Ispat International NV....................................        45.0             --
  Ispat International Group Finance.........................       170.8          155.8
                                                                --------       --------
     Total Ispat International Advances.....................       215.8          155.8
Total debt..................................................     1,322.3        1,248.9
Less short-term portion.....................................        (7.0)          (7.0)
                                                                --------       --------
Long-term portion of debt...................................    $1,315.3       $1,241.9
                                                                ========       ========

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit that expired on July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 over the next two years and pay 50% of excess cash flows as defined in our agreement with the PBGC to our pension plan. The Company contributed $50 in July of 2003, and is required to contribute $82.5 in 2004 and $27.5 in 2005. Outside of this Agreement, the Company also contributed $21 in September 2003. Additionally, the Company pledged $160 of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to the pension plan and certain tests have been met. Each of the Tranche B Loan and Tranche C Loan has scheduled principal repayments of $0.875 per quarter until maturity.

On July 16, 1998, the Company issued $875 of First Mortgage Bonds as security both for the Facilities and for an interest rate hedge (not as defined under SFAS No. 133) which expired on October 16, 2003 owned by the Borrower as required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700, was issued to an indirect subsidiary of the Borrower which, in turn, pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160, was issued to the Agent for the benefit of the LC lenders. This series was retired during the quarter ended September 30, 2003 once the LC expired. Series W, in a principal amount of $15, was issued to the Agent for the benefit of the counterparty to the Hedge.

As a further credit enhancement under the Credit Agreement, the Facilities are fully and unconditionally guaranteed for as long as the obligations are outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could be required to perform under the guarantee if an event of default as defined in the Credit Agreement occurs under the Facilities. Additionally, in April 2003, the security package was further enhanced by the addition of a second position in the Company's inventory, spare parts, mobile equipment and ownership interest in IIASC. At December 31, 2003 and 2002, the Company recorded $661.5 and $668.5, respectively for the Term Loans in its Consolidated Balance Sheet.

Borrowings under the Term Loans bear interest at a rate per annum equal to, at the Borrower's option: (1) the higher of (a) the Agent's prime rate or (b) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 2.75% or (2) the LIBO Rate (as defined in the Credit Agreement) plus 3.75%. The fee for the LC was 4.00% of the LC amount per annum (the "LC Fee"). The spread over the LIBO Rate and Base Rate will be reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) falls to specified levels.

In October 1998, the Borrower entered into the Hedge required under the Credit Agreement. The Hedge consisted of a five-year interest rate collar which expired on October 16, 2003. The Hedge was based on LIBOR with a floor of 4.50% and a ceiling of 6.26% on a notional amount of $450 (see Note 12).

The Company is obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders without regard to the interest rate collar, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee. The rate of interest paid by the Company on the Series U First Mortgage Bonds to the Borrower, a related company, was 5.1% and 5.6% for the years ended December 31, 2003 and 2002, respectively.

With the exception of Series U, V and W, the First Mortgage Bonds are the obligation solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,600 on December 31, 2003 and 2002. This property is also subject to a subordinate lien in favor of the United Steelworkers of America to secure a post retirement health benefit.

The Credit Agreement restricts the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain specifically allowed types of Restricted Payments. At December 31, 2003 and 2002, no dividends or other Restricted Payments, in addition to those specifically allowed, which included dividends on the preferred stock held by a subsidiary of the Borrower, could have been paid.

The Company must also maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at December 31, 2003. The Credit Agreement also contains other covenants that, among other things, prohibit or limit the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Any loans from Ispat (see "Ispat International Advances" Note 10) cannot be repaid until the Company's leverage falls to specified levels.

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $185 committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee remits the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At December 31, 2003, based on the amount of eligible collateral, there was $10 additional availability under the line. Drawings under the line included $150 of loans and $20 of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

On April 30, 2003, the Company replaced its $120 inventory-backed credit facility with a four-year approximately $175 committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC. Provisions of this agreement prohibit or limit our ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At December 31, 2003, based on the amount of eligible collateral, there was $21 of availability under the line. Additionally, an extra $10 of borrowing is available for any two consecutive days to meet temporary cash needs.

At December 31, 2003 and 2002, the amount outstanding under both the IIASC and III revolving credit facilities were shown as a long term obligation. The Company has both the ability and intent to refinance these obligations as they mature under the respective credit agreements. The average interest rates on these facilities during 2003 ranged from 2% to 4% and $150 of the outstanding balance is repayable in 2005 and $90 in 2007, when the credit facilities terminate.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

In the fourth quarter of 2003, the Company resold $6.2 of its Pollution Control Series 15 and $8.6 of its Pollution Control Series 13 for $9.7. The discount will be amortized over the remaining life of the bonds.

In the first quarter of 2003, the Company purchased $0.1 of its Pollution Control Series 1977, $0.9 of its Pollution Control Series 1993, and $1.0 of its Pollution Control Series 1995 Bonds at discounts from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.8. In the second quarter of 2003, the Company purchased $0.1 of its Pollution Control Series 1993 Bonds at a discount from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.1. In the fourth quarter of 2003, the Company purchased $0.8 of its Pollution Control Series 1977 Bonds at a discount from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.1.

In the first quarter of 2002, the Company purchased $14.3 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1977, $3.8 of its Pollution Control Series 1995 and $0.9 of its Series R Bonds at discounts from face value. As a result of these early redemptions, the Company recognized a pre-tax gain of $14.5. In the second quarter of 2002, the Company purchased $0.2 of its Series R Bonds, $0.6 of its Pollution Control Series 1977, $1.4 of its Pollution Control Series 1993, $0.8 of its Pollution Control Series 1995, $8.6 of its Pollution Control Series 13, and $6.2 of its Pollution Control Series 15 at discounts from face value. As a result of these early redemptions, the Company recognized a pre-tax gain of $15.4. In the fourth quarter of 2002, the Company purchased $2.0 of its Series R Bonds, $0.3 of its Pollution Control Series 1977 and $0.1 of its Pollution Control Series 1993 at discounts from face value. As a result of these early redemptions, the Company recognized a pre-tax gain of $0.8.

In the second quarter of 2001, the Company purchased $11.7 of its Series R Bonds at a discount from face value. As a result of this early redemption, the Company recognized a pre-tax gain of $4.8. In the fourth quarter of 2001, the Company purchased $1.2 of its Pollution Control Series 1977 at a discount from face value. As a result of this early redemption, the Company recognized a pre-tax gain of $0.2.

Series R First Mortgage Bonds have one last remaining sinking fund payment of $3.6 due in January of 2006. Pollution Control Series 1977 Bonds require annual payments of $1.5 to a sinking fund which is used to repurchase bonds in the market or at par.

Maturities of long-term debt obligations (excluding Ispat International advances) are: $7.0 in 2004, $482.2 in 2005, $328.8 in 2006, $149.8 in 2007,
$0.0 in 2008 and $138.7 thereafter.

Interest cost incurred by the Company totaled $73.0, $77.9 and $95.9 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in these totals is capitalized interest of $2.1, $0.9 and $1.5 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6.  EQUITY

Common Stock

On December 31, 2003 and 2002, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

Cumulative Preferred Stock

On December 31, 2003 and 2002, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 7.  STOCK OPTION PLANS

In 1999, the Company adopted a stock option plan, the Ispat Plan. Under the terms of the Ispat International N.V. Global Stock Option Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, with a maximum term of 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date, or, in total, upon the death, disability or retirement of the participant.

Prior to 2003, the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Ispat stock at the date of the grant over the amount an employee must pay to acquire the stock. As indicated above, all options were granted at an exercise price equal to or greater than the fair market value on the date of grant and accordingly, no compensation expense has been recognized in these financial statements pursuant to APB 25. The Company has decided to expense stock-based compensation under the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled after January 1, 2003. (See Note 2).

There were no options issued in 2001 or 2003. The weighted average fair value at the date of grant for options granted during 2002 was $1.82 and was estimated using the Binomial Option Pricing Model with the following weighted-average assumptions used:

                                                                 YEAR OF GRANT
                                                              -------------------
                                                              2003   2002    2001
---------------------------------------------------------------------------------
Dividend yield..............................................   --%      --%    --%
Expected annualized volatility..............................   --%   83.00%    --%
Discount rate--Bond equivalent yield........................   --%    5.03%    --%
Expected life in years......................................   --        8     --

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

The status of the Ispat Plan with respect to the Company is summarized below:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
------------------------------------------------------------------------------------------
Outstanding at January 1, 2001..............................  1,222,000        $10.16
  Granted...................................................         --            --
  Exercised.................................................         --            --
  Forfeitures...............................................    (64,000)        10.04
                                                              ---------        ------
Outstanding at December 31, 2001............................  1,158,000         10.16
  Granted...................................................    581,500          2.26
  Exercised.................................................         --            --
  Forfeitures...............................................   (160,000)         9.72
                                                              ---------        ------
Outstanding at December 31, 2002............................  1,579,500          7.29
  Granted...................................................         --            --
  Transfers.................................................     97,800          7.61
  Exercised.................................................    (62,200)         7.25
  Forfeitures...............................................         --            --
                                                              ---------        ------
Outstanding at December 31, 2003............................  1,615,100        $ 7.67
                                                              =========        ======
Options exercisable at December 31, 2003....................  1,270,723        $ 9.12
                                                              =========        ======

The weighted average remaining life of options outstanding and options exercisable at December 31, 2003 is 7.0 years and 6.7 years, respectively.

NOTE 8.  RETIREMENT BENEFITS

Pensions

The Ispat Inland Inc. Pension Plan and Pension Trust is a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits for most non-represented employees are determined under a "Cash Balance" formula as an account balance which grows as a result of interest credits and of allocations based on a percent of pay. Benefits for other non-represented salaried employees are determined as a monthly benefit at retirement depending on final pay and service. Benefits for wage and salaried employees represented by the United Steelworkers of America are determined as a monthly benefit at retirement based on a fixed rate and service.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised standard applies to public entities' U.S. plans for fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which becomes effective for fiscal years ending after June 15, 2004.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

The weighted-average asset allocations for the Ispat Inland Inc. Pension Plan at November 30, 2003, and 2002, by asset category are as follows:

                                                               PLAN ASSETS AT
                                                                 NOVEMBER 30
                                                               ---------------
ASSET CATEGORY                                                  2003     2002
------------------------------------------------------------------------------
Equity Securities...........................................     62%      62%
Fixed Income................................................     18%      15%
Real Estate.................................................      6%       6%
Other.......................................................     14%      17%
                                                                ----     ----
Total.......................................................    100%     100%

The investment objectives for the Ispat Inland Inc. Pension Plan are defined in the Statement of Investment Policy dated December 1, 2000. The objectives stated therein are as follows:

     A.Investments of the Trust Fund are made solely in the interest of the participants and beneficiaries of the Ispat Inland Inc. Pension Plan and for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the reasonable expenses of administering the Plans and the Trust.

     B.The investment objectives shall be to: 1) provide long-term growth (in the form of income and/or capital appreciation) in Trust assets so as to maximize the amounts available to provide benefits to Plan participants and their beneficiaries and 2) maintain adequate liquidity in the Trust's assets to permit timely payment of all benefits to such participants and their beneficiaries. In carrying out these objectives, short-term fluctuations in the value of the Trust's assets shall be considered secondary to long-term investment results.

     C.The Trust Fund shall be invested with the care, skill, prudence and diligence under the circumstances prevailing from time to time that a prudent man acting in a like capacity and familiar with such matters would use in the investment of a fund of like character and with like aims.

     D.The investments of the Trust Fund shall be diversified so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so.

The Finance and Retirement Committee of the Board of Directors has general supervisory authority over the Trust Fund. The Committee has established the following asset allocation targets:

  Equity Securities.........................................    63%
  Fixed Income (including cash).............................    23%
  Real Estate...............................................     5%
  Other.....................................................     9%
                                                               ----
  Total.....................................................   100%

The Policy provides for broad ranges around these targets to reduce rebalancing trading cost and facilitate the management of the Trust Fund. Investment risk is monitored by the Company on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the Plan's funded status.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

Futures contracts are used to obtain equity exposure for a portion of the cash held in the Trust. The notional value of futures contracts as of November 30, 2003 and 2002 were $47.6 and $64.1, respectively.

The Company uses a long-term rate of return assumption of 9.5%. This assumption is viewed in a long-term context and is evaluated annually. The expected return assumption is supported by the asset allocation of the Trust and the historical long-term return on Trust assets.

The Company expects to contribute $111.5 to the Trust in 2004. These contributions are to be made pursuant to an agreement between the Company and the PBGC and another agreement between the Company and Ryerson Tull, Inc.. There are no ERISA minimum funding requirements due in 2004.

Reconciliation of the pension benefit obligation and plan assets from December 1, 2002 and 2001 through the measurement dates of November 30, 2003 and 2002 was as follows:

                                                              DECEMBER 1,    DECEMBER 1,
                                                              2002 THROUGH   2001 THROUGH
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of period.................    $2,322.5       $2,217.9
  Service cost..............................................        34.2           35.7
  Interest cost.............................................       158.7          160.1
  Actuarial loss............................................       238.3          111.4
  Benefits paid.............................................      (197.8)        (202.6)
                                                                --------       --------
  Benefit obligation at end of period.......................    $2,555.9       $2,322.5
                                                                ========       ========
Change in plan assets:
  Fair value at beginning of period.........................    $1,555.7       $1,851.6
  Actual return.............................................       298.0          (93.3)
  Employer contribution.....................................       125.5             --
  Benefits paid.............................................      (197.8)        (202.6)
                                                                --------       --------
  Fair value at end of period...............................    $1,781.4       $1,555.7
                                                                ========       ========

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

The unfunded status of the pension plan is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Benefit obligation..........................................    $2,555.9       $2,322.5
Fair value of assets........................................     1,781.4        1,555.7
                                                                --------       --------
Unfunded status of plan.....................................      (774.5)        (766.8)
Unrecognized net loss.......................................       877.6          761.7
Unrecognized prior service cost.............................        65.6           73.4
                                                                --------       --------
Net amount recognized.......................................    $  168.7       $   68.3
Amounts recognized in the consolidated balance sheets
  consist of:
Accrued benefit liability...................................    $ (771.8)      $ (756.6)
Intangible asset............................................        65.6           73.4
Accumulated other comprehensive income......................       874.9          751.5
                                                                --------       --------
Net amount recognized.......................................    $  168.7       $   68.3
                                                                ========       ========

The accumulated benefit obligation ("ABO") for the defined benefit pension plans was $2,553.0 and $2,312.3 at December 31, 2003 and 2002, respectively.

The following weighted average assumptions were used in accounting for the pension plan:

                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Discount rate...............................................     6.25%          7.10%
Expected return on plan assets..............................     9.50%          9.50%
Rate of compensation increase...............................     3.00%          4.00%

The net periodic benefit cost was as follows:

                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           2003           2002           2001
-------------------------------------------------------------------------------------------------
Service cost.........................................    $  34.2        $  35.7        $  30.6
Interest cost........................................      158.7          160.1          163.2
Expected return on plan assets.......................     (185.7)        (194.5)        (196.5)
Recognized loss......................................       10.0             --            7.7
Amortization.........................................        7.9            7.8            7.8
                                                         -------        -------        -------
Net periodic benefit cost............................    $  25.1        $   9.1        $  12.8
                                                         =======        =======        =======

Savings Plan

The Company also sponsors a savings plan through which eligible salaried employees may elect to save a portion of their salary, and the Company matches the first five percent of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $3.9, $4.0, and $4.6 respectively, for the years ended December 31, 2003, 2002, and 2001.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

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

On December 8, 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Company elected to defer recognition until further guidance is issued by the FASB. As such, any measurement of the accumulated postretirement benefit obligations or net periodic postretirement benefit cost in the 2003 financial statements and accompanying footnotes do not reflect the effects of the Medicare Act. Upon issuance of further guidance, the Company may be required to change previously reported information.

Reconciliation of the postretirement benefit obligation follows:

                                                              DECEMBER 1,    DECEMBER 1,
                                                              2002 THROUGH   2001 THROUGH
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Benefit obligation at beginning of period...................     $838.7         $796.6
Service cost................................................        8.8            8.1
Interest cost...............................................       57.6           57.8
Plan amendments.............................................     (104.5)            --
Actuarial loss..............................................      170.2           32.2
Benefits paid...............................................      (63.9)         (56.0)
                                                                 ------         ------
Benefit obligation at end of period.........................     $906.9         $838.7
                                                                 ======         ======

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

The unfunded status of the postretirement benefit obligation is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Benefit obligation..........................................    $ 906.9        $ 838.7
Fair value of assets........................................         --             --
                                                                -------        -------
Unfunded status of plan.....................................     (906.9)        (838.7)
Unrecognized net gain (loss)................................      105.6          (64.6)
Unrecognized prior service cost.............................     (172.4)         (87.6)
                                                                -------        -------
Accrued postretirement benefit..............................    $(973.7)       $(990.9)
                                                                =======        =======

The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Discount rate...............................................     6.25%          7.10%
Rate of compensation increase...............................     3.00%          4.00%
Health care cost trend rate.................................     4.50%          4.50%

The net periodic benefit cost was as follows:

                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           2003           2002           2001
-------------------------------------------------------------------------------------------------
Service cost.........................................     $  8.8         $  8.1         $  7.7
Interest cost........................................       57.6           57.8           60.1
Amortization.........................................      (19.6)         (19.6)         (19.7)
Special termination benefits.........................         --             --            3.3
Recognized gain......................................         --           (1.6)          (3.1)
                                                          ------         ------         ------
Net periodic benefit cost............................     $ 46.8         $ 44.7         $ 48.3
                                                          ======         ======         ======

An increase of 1% in the health care cost trend rate would increase the benefit obligation by $111.3 and the annual net periodic cost by $8.9. A 1% decrease would reduce the benefit obligation by $99.2 and the annual net periodic cost by $7.8.

For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 2004 and the years thereafter.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

NOTE 9.  INCOME TAXES

The benefit for income taxes, before cumulative effect of change in accounting principle, consists of the following:

                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Current federal.........................       $ 11.5               $(1.8)             $ (0.6)
Deferred federal........................        (25.6)               (4.5)              (67.3)
Current state...........................         (0.2)                0.2                 0.2
Deferred state..........................         (1.2)               (0.4)               (3.8)
                                               ------               -----              ------
Total...................................       $(15.5)              $(6.5)             $(71.5)
                                               ======               =====              ======

Total income taxes, before cumulative effect of change in accounting principle, reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                          DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Federal income tax benefit computed at
  statutory tax rate....................       $(24.2)              $(4.4)             $(69.0)
Additional tax expense (benefit) from:
  State and local income taxes..........         (0.9)               (0.1)               (2.4)
  Percentage depletion..................         (1.5)               (2.5)               (2.7)
  Reserve...............................          9.7                  --                  --
  All other, net........................          1.4                 0.5                 2.6
                                               ------               -----              ------
     Total..............................       $(15.5)              $(6.5)             $(71.5)
                                               ======               =====              ======

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                            DECEMBER 31, 2003   DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------
Noncurrent deferred tax assets:
  Net operating loss ("NOL") carryforwards................       $ 251.1             $ 190.7
  Retirement benefit obligations..........................         345.0               345.6
  Disallowed interest on debt to parent...................          38.7                25.6
  Tax effect of comprehensive income items................         321.1               275.3
  Other...................................................           7.5                 7.5
                                                                 -------             -------
     Total noncurrent deferred tax assets.................         963.4               844.7
Noncurrent deferred tax liabilities:
  Property, plant and equipment...........................        (507.4)             (486.4)
  Partnerships............................................         (51.3)              (36.5)
                                                                 -------             -------
     Net noncurrent deferred tax asset....................       $ 404.7             $ 321.8
                                                                 =======             =======
Current deferred tax assets:
  Accrued vacations.......................................       $  11.0             $  13.1
  Shutdown accruals.......................................          18.9                18.6
  Property taxes..........................................           1.6                 1.6
  UNICAP--Inventory.......................................          (0.5)                6.7
  Capitalized interest....................................          (1.9)               (1.8)
  Amortization expense....................................          (4.9)               (4.1)
  Other...................................................           2.3                 1.8
                                                                 -------             -------
     Net current deferred tax assets......................       $  26.5             $  35.9
                                                                 =======             =======

At December 31, 2003, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

                                                                NET OPERATING
YEAR EXPIRING                                                 LOSS CARRYFORWARD
-------------------------------------------------------------------------------
2018........................................................       $  0.4
2019........................................................         79.9
2020........................................................        190.3
2021........................................................        260.0
2023........................................................        151.9
                                                                   ------
          Total.............................................       $682.5
                                                                   ======

At December 31, 2003, the Company had Alternative Minimum Tax ("AMT") net operating loss carryforwards of $258.1, which unless utilized, will expire in 2021 ($128.3) and 2023 ($129.8).

In order to fully recognize the deferred tax asset recorded as of December 31, 2003, the Company will need to generate taxable income of approximately $1,200 during the next 20 years to utilize its

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

temporary differences and net operating loss carryforwards before they expire. Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the deferred tax asset recorded at December 31, 2003 will be realized in future periods. Accordingly, no valuation allowance has been established. In estimating levels of future taxable income, the Company has considered historical results of operations in recent years as well as recent developments in the industry in which it operates. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then a valuation reserve will be required, with a corresponding charge against income.

In the normal course of business, the Company's tax returns are subjected to examination by various taxing jurisdictions. The Company's 1998 through 2000 tax returns are currently under examination. The Company believes that the outcomes of these examinations will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company was charged $5.4, $2.1, and $2.7 by Ispat for the years ended December 31, 2003, 2002 and 2001, respectively, for management, financial and legal services provided to the Company. The Company was also charged $0.7, $1.4 and $1.1 by Ispat North America Holding Inc. for corporate expense allocation for the years ended December 31, 2003, 2002 and 2001, respectively. The Company charged Ispat $2.3, $1.6 and $1.0 for operating and technical services for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company purchased $57.1, $141.0 and $49.2 of inventory from subsidiaries of Ispat for the years ended December 31, 2003, 2002 and 2001, respectively. The Company sold $6.1, $7.9 and $5.7 of inventory to subsidiaries of Ispat for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's long-term debt due to a related company of $877.3 and $824.3 as of December 31, 2003 and 2002, respectively, comprises $661.5 and $668.5 payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $215.8 and $155.8 advances from Ispat and its other subsidiaries. Interest expense related to Ispat Inland Finance LLC debt was $37.0, $41.6, and $56.5 for the years ended December 31, 2003, 2002 and 2001, respectively. This debt arose in connection with the financing of the acquisition of the Company (See Note 5). The advances from Ispat and its other subsidiaries have terms of five years. Interest on each advance is charged at a fixed rate. Rates in effect at December 31, 2003 range from 2.9% to 5.6%. At December 31, 2003 the Company has both the ability and intent to refinance the unpaid interest as the obligations mature, therefore it has been shown as long-term. Interest expense related to the advances from Ispat and its other subsidiaries was $8.9, $8.1 and $5.4 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's note receivable from a related company of $5.6 and $6.1 as of December 31, 2003 and 2002, respectively, is due from Ispat Inland, L.P. Interest income on this receivable was $0.5, $0.4, and $0.3 for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat and costs incurred in relation to settlement of the interest collar (See Note 12). Payment is due on July 16, 2006 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $5.4 and $7.8 at December 31, 2003 and 2002, respectively, consists of trade and other intercompany expenses. The Company's receivable from

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

related companies of $4.9 and $8.0 at December 31, 2003 and 2002, respectively, consists of trade and other intercompany receivables.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the Company guarantees $54.5 of long-term debt attributable to I/N Kote (See Note 14), one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to III Kote Inc.'s 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest when in default at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of December 31, 2003.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this Agreement, the Company provided the PBGC a $160 letter of credit which expired on July 9, 2003, and had made $242 of contributions to the Pension Trust through June 30, 2003, including $54.5 in the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to contribute $160 over the next two years and pay 50% of excess cash flows as defined in our agreement with the PBGC to our Pension Plan. The Company contributed $50 in July 2003, and is required to contribute $82.5 in 2004 and $27.5 in 2005. Outside of this Agreement, the Company also contributed $21 in September 2003. Additionally, the Company pledged $160 of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to the Pension Plan and certain tests have been met.

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

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of December 31, 2003 and 2002, the estimated minimum tolling charges remaining over the life of this agreement were approximately $199 and $225, respectively.

The Company sold all of its limestone and dolomite properties in 1990. The Company entered into a long-term contract with the buyer of the properties to purchase, subject to certain exceptions and at prices which approximate market, the full amount of the annual limestone needs of the Company through 2002. The Company has extended this arrangement at a fixed price through 2007.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 cash fine, required $7 in environmentally beneficial projects at the Indiana Harbor Works, and required that $19, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 to $4 per year over the next several years to perform the required Assessments. The Company paid the $3.5 fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition In addition, pursuant to the Consent Decree, the Company completed $14, more than the required $7, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $28.1 as of December 31, 2003, reflecting the $19 plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of or the time required to satisfy its Corrective Action

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over several years that may be material to the Company's business, financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 to $5 annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $30 to $35 to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At December 31, 2003 and 2002, the Company's reserves for environmental liabilities totaled $37 and $28, respectively, $22 and $22, respectively, of which is related to the sediment remediation under the 1993 EPA Consent Decree.

The Company maintains reserves for costs related to various facilities that were shut down in prior years. These reserves primarily include postretirement benefits and other healthcare costs for employees of the closed facilities. The Company has shutdown reserves totaling $28.0 and $23.0 as of December 31, 2003 and 2002, respectively. The reserves are classified in Other Accrued Expenses and Other Long-term Obligations in the Consolidated Balance Sheets.

The Company and its subsidiaries have various operating leases for which the minimum lease payments are $13.8 in 2004, $11.9 in 2005, $3.7 in 2006, $0.5 in
2007, $0.1 in 2008 and $0.1 thereafter. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $24.8, $22.8, and $24.7, respectively.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $1.6 at December 31, 2003 and $6.9 at December 31, 2002.

In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the lease closing date, August 31, 1993. In 2003, NIPSCO sold its portion of PCI Associates to Private Energy LLC. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI lease or the insolvency of any of the Private Energy LLC parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the lease, which are the responsibility of the Private Energy LLC subsidiary. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of December 31, 2003, the Company's cumulative cost reduction due to such tax credits totaled $156.5. The current carrying amount of this indemnification is $0.

The office of the United States Attorney for the Middle District of Louisiana ("the U.S. Attorney") had informed the Company that it was a target of a federal criminal grand jury investigation and one of several defendants in a civil qui tam lawsuit filed by a private individual on behalf of the government, alleging violations of the False Claims Act, 31 U.S.C. Section 3729, et seq. The investigation and the lawsuit related to the sale of polymer coated steel by the Company to a culvert fabricator for use in federal and state highway construction projects in Louisiana. Since being notified of the lawsuit and investigation, Ispat and the Company have provided their complete cooperation with investigators. On January 17, 2001, to fully resolve this matter, the Company agreed to a settlement of $15.5 million, which is half of the total settlement among the United States, the state of Louisiana, the regulators, and the defendants.

The settlement was approved by the U.S. District Court in Baton Rouge, Louisiana and paid by the Company in January 2001. All the allegations by the U.S. Attorney related to events that occurred prior to the May 27, 1998 execution of the Merger Agreement among Ispat, the Company, Inland Merger Sub, Inc. and Inland Steel Industries, Inc. (the predecessor company to Ryerson Tull, Inc.), as amended. On May 29, 2001, the Company settled a number of disputes with Ryerson Tull, Inc. that had arisen under the May 27, 1998 Merger Agreement, as amended. The settled disputes included the Company's claim against Ryerson Tull for indemnification in connection with the resolution of the federal lawsuit and investigation, but excluded environmental claims, for which the Company was able to make claims until July 2003. Pursuant to the May 29, 2001 settlement, Ryerson Tull paid $7.5 to the Company and the parties released certain claims each had against the other.

In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intended to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Ship Canal Waterways. The notice stated that the Company has been identified as a potentially responsible party due to alleged releases of hazardous materials from its Indiana Harbor Works facility. Such assessment has been substantially completed. The Company has been in negotiations with the trustees, and, as a consequence of such negotiations, has established a reserve of $8.7 to cover anticipated liabilities in connection with this matter. Until such time as the matter is finally resolved, it is not possible to accurately predict, beyond the currently established reserve, the amount of the Company's potential

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

liability or whether this potential liability could materially affect the Company's business, financial position and results of operations.

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon current or former site owners or operators or parties who sent hazardous materials to the site, regardless of fault or the lawfulness of the activity that caused the contamination. The Company is a potentially responsible party at several state and federal Superfund sites. Except for the Four County Landfill described below, the Company believes its liability at these sites is either de minimis or substantially resolved. The Company could, however, incur additional costs or liabilities at these sites based on new information, if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. The Company could also be named a potentially responsible party at other sites if its hazardous materials or those of its predecessor were disposed of at a site that later becomes a Superfund site.

The Company received a Special Notice of Potential Liability from the Indiana Department of Environmental Management (IDEM) on February 18, 1992 relating to releases of hazardous substances from the Four County Landfill Site in Fulton County, Indiana. The Company, along with other potentially responsible parties (PRP's), has entered into two agreed orders with IDEM pursuant to which the PRP's agreed to perform a remedial investigation and feasibility study for the site, pay certain past and future IDEM costs and provide funds for operation and maintenance necessary for stabilization of the First Operable Unit of the site. The remedial investigation and feasibility study work is complete. In a letter dated June 2, 2003, IDEM advised the PRP's for the First Operable Unit that all terms of the Agreed Order for the First Operable Unit had been completed and that the Order was terminated, subject to the Reservation of Rights. Under the terms of the PRP agreement, the Company had an approximate 7.2% share, which amount has been paid.

In July 2001, IDEM selected the remedy for the Second Operable Unit at the Four County Landfill. The Company is a member of a group that is negotiating with IDEM to resolve any liability for the Second Operable Unit as well as remaining obligations with regard to the First Operable Unit. IDEM has estimated the costs for the Second Operable Unit to be approximately $1.0, with an additional contingent remedy estimated to cost approximately $2.1, to be implemented only if the selected remedy is deemed to be inadequate. IDEM has a trust account holding approximately $0.8 for use in the implementation of the First and the Second Operable Unit remedies. In 2003, the PRP Group entered into another Agreed Order pursuant to which the PRP Group agreed to pay $0.3 in exchange for a release from the cost of the Second Operable Unit. The Company's share of that payment was minimal. The Agreed Order is final and the payment has been made.

In July 2001, the United States Environmental Protection Agency (EPA) filed suit against the Company and other PRP's, seeking recovery of past response costs which it alleged it has expended at the Four County Landfill Site. On February 6, 2003, a Consent Decree was issued by the U.S. District Court of Northern Indiana, which resolved the EPA's cost recovery suit. As a result of that Consent Decree, the Company has been required to pay a minimal amount in past response costs to the EPA.

On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is owned and operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Although the Company

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

currently believes that its liability with respect to this matter will be minimal, the Company could be found liable for violations and this potential liability could materially affect the business, financial position and results of operations of the Company.

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of our business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NOTE 12.  DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Derivatives

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At December 31, 2003 and 2002, the Company had entered into contracts for these commodities for notional amounts of $6.0 and $14.9, respectively, which had fair values of $0.2 and $1.6, respectively. For the twelve months ended December 31, 2003, 2002 and 2001, the Company recorded a gain of $1.4, $1.2 and a loss of $2.8, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0.3 and $0.9 on deposit with counterparties at December 31, 2003 and 2002, respectively, that was classified as an other asset on the balance sheet.

A portion of the floating rate debt used in connection with the financing of the acquisition of the Company was hedged by the Borrower through the use of an interest collar that expired on October 16, 2003 (see Note 5 and Note 10). Due to the decline in interest rates during fiscal year 2002, the fair value of the collar represented a derivative liability to the Borrower of approximately $13.7 at December 31, 2002.

Long-term debt

The estimated fair value of the Company's long-term debt (including current portions thereof), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $1,187 and $916 at December 31, 2003 and 2002, respectively, as compared with the carrying value of $1,322 and $1,249 in the balance sheets at December 31, 2003 and 2002, respectively.

NOTE 13.  I/N TEK AND I/N KOTE JOINT VENTURES

I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has rights to the productive capacity of the facility, except in certain limited

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $136.9, $141.6 and $142.8 for such tolling services for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company and NSC also own and operate another joint venture which consists of a 500,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $109 and $134 outstanding under its long-term financing agreement at December 31, 2003 and 2002, respectively. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs. This price may be subject to an adjustment ("return on sales adjustment" or "ROS adjustment") if the Company's return on sales ("ROS") differs from I/N Kote's ROS, as defined in the Substrate Supply Agreement. The Company recorded sales of cold rolled steel to I/N Kote of $343.0, $348.8, and $309.7 for the years ended December 31, 2003, 2002 and 2001, respectively. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 2003, 2002 and 2001, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. The Company sells all I/N Kote products that are distributed in North America. The Company receives a 1% sales commission on I/N Kote sales for which it earned $4.9, $5.2, and $4.9 for the years ended December 31, 2003, 2002 and 2001, respectively.

During 2003, 2002 and 2001, certain conditions (as defined in the Substrate Supply Agreement) were met resulting in ROS adjustment being realized by the Company. The Company's consolidated financial statements reflect a net adjustment of approximately $6.8, $1.6 and $20.6 for the years ended December 31, 2003, 2002 and 2001, respectively. The adjustment increases the aggregate substrate price for 2003, 2002 and 2001 which results in the Company's return on sales being equal to the return on sales of I/N Kote. As the ROS is essentially funded by the joint venture partners, to the extent the ROS exceeds the return of capital and annual equity return of the partners, the partners are required to contribute additional capital through cash payments. Therefore, the Company recorded a payable to I/N Kote of approximately $1.1 to fund their portion of the 2003 ROS in 2004. As further outlined in the Substrate Supply Agreement, the component of any ROS adjustment which results in negative ROS for I/N Kote will be returned to the Company and NSC in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater than I/N Kote's ROS in subsequent years.

During the development of the I/N Tek and I/N Kote joint ventures and to meet ongoing capital needs, the Company has loaned money to the joint ventures. These partner loans are included in "Investments in and advances to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loans was $17.0 and $17.8 at December 31, 2003 and 2002, respectively. The Company recorded interest income related to the I/N Tek loans of $1.1, $1.1, and $1.3 for the years ended December 31, 2003, 2002 and 2001, respectively. The outstanding balance of the I/N Kote partner loans was $27.4 and $33.7 at December 31, 2003 and 2002, respectively. The Company recorded interest income on the I/N Kote loans of $0.8, $1.2 and $3.3 for the years ended December 31, 2003,

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

2002 and 2001, respectively. In the fourth quarter of 2002, the terms of each of the I/N Tek and I/N Kote partnerships were extended through December 31, 2021.

Related to the I/N Tek and I/N Kote joint ventures, the Company owned common stock of NSC. The NSC stock was sold during the first quarter of 2001 at a loss of $0.5. Fair value was determined based on quoted market price. Differences between recorded value and fair value were recorded net of tax to Other Comprehensive Income.

NOTE 14.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 21% interest in the Empire Iron Mining Partnership ("Empire")(See Note 17). I/N Tek and I/N Kote are joint ventures with NSC (see Note 13). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing venture owned in various percentages by the Company and an Iron Ore manufacturer. As of December 31, 2003, 2002 and 2001, the Company included additional minimum pension liabilities relating to the unconsolidated joint ventures in the amount of $6.7, $4.8 and $8.9, respectively (net of tax effects of $3.8, $2.7 and $5.0 respectively) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.

Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                              2003(A)     2002
--------------------------------------------------------------------------------
Results of operations for the year ended December 31:
  Gross revenue.............................................  $670.2    $  838.9
  Costs and expenses........................................   598.8       804.4
                                                              ------    --------
  Net income................................................  $ 71.4    $   34.5
                                                              ======    ========
Financial position at December 31:
  Current assets............................................  $145.5    $  227.8
  Total assets..............................................   775.1     1,078.6
  Current liabilities.......................................   147.6       220.3
  Total liabilities.........................................   472.6       752.3
  Net assets................................................   302.5       326.3

------------
(A) Excludes the results of operations and Financial Position of Empire Investment as in connection with the 2002 sale of 19% of its partnership interest, the Company will no longer be allocated income or loss from Empire as of January 1, 2003. (See Note 17)

NOTE 15.  WORKFORCE REDUCTION

For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

250 salaried non-represented employees. All obligations were paid and the remaining liability was reversed prior to December 31, 2002.

NOTE 16.  SALE OF POLLUTION ALLOWANCES

In December of 2001, the Company sold 1,368 tons of Nitrous Oxide ("NOx") allowances to a utility company for $18.1 which was recorded in "Other Income, net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

NOTE 17.  IMPAIRMENT OF ASSETS

As outlined in SFAS No. 144, an impairment loss shall be recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the expected sum of the undiscounted cash flows over its remaining useful life. Based on this criteria, in the fourth quarter of 2002 the Company concluded that 2A Bloomer and 21" Rolling Mill were impaired.

In the Fourth Quarter of 2001, the Company temporarily idled its 2A Bloomer and 21" Rolling Mill due to deteriorating market conditions. The market had not sufficiently improved and could become even more onerous with the announced purchase of a competitor's facility previously idled due to the prior owner's bankruptcy. Employing a present value technique to determine the fair value of these assets, the Company recorded an impairment charge of $23 at December 31, 2002.

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

NOTE 18.  ASSET RETIREMENT OBLIGATIONS

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine, through the Environmental Impact Statement (EIS) process, does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a huge cost at the end of the mine life. Each fall the MDNR conducts a field review of prior

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of December 31, 2003, the estimated total future reclamation costs are $18.2.

The impact to the Company of adopting SFAS 143 was an increase in assets of $3.8 and an increase in liabilities of $6.3.

Changes in the liability for asset retirement obligations during 2003 consisted of the following:

Balance as of January 1, 2003...............................  $6.6
Liabilities incurred........................................   0.4
                                                              ----
Balance as of December 31, 2003.............................  $7.0
                                                              ====

The actual and pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2001 (instead of January 1, 2003) were as follows:

IN MILLIONS                                                 DECEMBER 31, 2003   DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------
                                                                (ACTUAL)           (PRO FORMA)
Liability for asset retirement obligations at beginning of
  period..................................................        $6.6                $6.2
Liability for asset retirement obligations at end of
  period..................................................         7.0                 6.6

The pro forma effect of this change, as if SFAS No. 132 had been adopted on January 1, 2001, would be to decrease net income by $0.4 for each of the years ended December 31, 2002 and 2001.

NOTE 19.  RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the years ended December 31, 2003, 2002 and 2001 were $11.4, $11.6 and $12.9, respectively.

NOTE 20.  BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

The Company and its subsidiaries operate in a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and related raw material operations.

The Company both produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the years ended December 31, 2003, 2002 and 2001, approximately 72%, 74%, and 73% of the sales were to customers in five mid-American states, respectively, and 93%, 93%, and 90% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

For the years ended December 31, 2003, 2002 and 2001, Flat Products sales were $1,985.4, $2,008.8 and $1,742.0 and Bar Products sales were $237.5, $294.6 and
$342.1, respectively.

Sales to Ryerson Tull, Inc. approximated 10%, 9%, and 10% of consolidated net sales in the years ended December 31, 2003, 2002 and 2001. No other customer, except I/N Kote (see Note 13), accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(Dollars in Millions except share and per share data)

As of December 31, 2003 approximately 73% of the active workforce was represented by the United Steelworkers of America ("USWA"). The existing labor contract between the USWA and the Company expires July 31, 2004.

NOTE 21.  SUBSEQUENT EVENTS

In January 2004, the Company announced a further workforce reduction of approximately 130 salaried non-represented employees.

In February 2004, the Company sold Nitrous Oxide ("NOx") allowances for $5. These allowances were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

NOTE 22.  CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                          2003
                                                          -------------------------------------
                                                           FIRST    SECOND     THIRD    FOURTH
                                                          QUARTER   QUARTER   QUARTER   QUARTER
-----------------------------------------------------------------------------------------------
Net sales...............................................  $553.9    $560.5    $541.5    $567.0
Operating profit (loss).................................    44.4     (14.2)    (34.0)     (0.4)
Net income (loss).......................................    14.8     (19.7)    (26.3)    (21.4)
Provision (benefit) for income taxes....................     8.4     (12.2)    (15.5)      3.8
Comprehensive income (loss).............................    14.8     (19.7)    (26.3)   (102.0)

                                                                          2002
                                                          -------------------------------------
                                                           FIRST    SECOND     THIRD    FOURTH
                                                          QUARTER   QUARTER   QUARTER   QUARTER
-----------------------------------------------------------------------------------------------
Net sales...............................................  $532.0    $589.0    $597.3    $585.1
Operating (loss) profit.................................    (8.9)     18.2      39.7     (16.0)
Net (loss) income.......................................    (7.7)     10.7      13.0     (23.1)(1)
(Benefit) provision for income taxes....................    (5.4)      5.2       6.6     (12.9)
Comprehensive (loss) income.............................    (7.7)     10.7      13.0    (274.2)

                                                                          2001
                                                          -------------------------------------
                                                           FIRST    SECOND     THIRD    FOURTH
                                                          QUARTER   QUARTER   QUARTER   QUARTER
-----------------------------------------------------------------------------------------------
Net sales...............................................  $529.9    $520.5    $489.0    $544.7
Operating loss..........................................   (70.9)     (8.6)    (22.3)    (25.8)
Net loss................................................   (60.0)    (17.7)    (30.1)    (18.2)(2)
Benefit for income taxes................................   (35.1)    (12.1)    (15.9)     (8.4)
Comprehensive loss......................................   (59.7)    (17.7)    (30.1)   (218.9)

------------

(1)  Quarter results include impairment charges of $62 (see Note 17).

(2) Net loss for the quarter includes $18 of income due to the sale of pollution allowances (see Note 16).

--------------------------------------------------------------------------------

ISPAT INLAND INC.
--------------------------------------------------------------------------------

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in Millions except share and per share data)

                                                PROVISION FOR ALLOWANCES, CLAIMS AND DOUBTFUL ACCOUNTS
                                                -------------------------------------------------------
                                                 BALANCE AT      ADDITIONS    DEDUCTIONS    BALANCE AT
                                                BEGINNING OF    CHARGED TO       FROM         END OF
                                                   PERIOD         INCOME       RESERVES       PERIOD
-------------------------------------------------------------------------------------------------------
January 1, 2003 through December 31, 2003.....      $17.0          $16.8         $11.2         $22.6
January 1, 2002 through December 31, 2002.....       16.7            5.9           5.6          17.0
January 1, 2001 through December 31, 2001.....       17.0            6.5           6.8          16.7

                                                               RESTRUCTURING RESERVE
                                                ---------------------------------------------------
                                                 BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                BEGINNING OF   CHARGED TO      FROM        END OF
                                                   PERIOD        INCOME      RESERVES      PERIOD
---------------------------------------------------------------------------------------------------
January 1, 2003 through December 31, 2003.....      $ --         $  --        $  --         $ --
January 1, 2002 through December 31, 2002.....       0.8          (0.6)(A)      0.2(A)        --
January 1, 2001 through December 31, 2001.....       4.1           7.1(A)      10.4(A)       0.8

------------

NOTES:

(A)  Workforce reduction costs.

                                                                 SHUTDOWN RESERVES
                                                ---------------------------------------------------
                                                 BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                BEGINNING OF   CHARGED TO      FROM        END OF
                                                   PERIOD        INCOME      RESERVES      PERIOD
---------------------------------------------------------------------------------------------------
January 1, 2003 through December 31, 2003.....     $23.0          $6.7(B)      $1.7        $28.0
January 1, 2002 through December 31, 2002.....      25.2            --          2.2         23.0
January 1, 2001 through December 31, 2001.....      26.4            --          1.2         25.2

------------

NOTES:

(B) Additions primarily relate to liability recorded upon adoption of SFAS 143 on January 1, 2003.

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISPAT INLAND INC.

                                          By:     /s/ LOUIS L. SCHORSCH
                                            ------------------------------------
                                                     Louis L. Schorsch
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

March 8, 2004

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

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----



             /s/ LOUIS L. SCHORSCH                         President and Chief           March 8, 2004
------------------------------------------------            Executive Officer
               Louis L. Schorsch                      (Principal Executive Officer)
                                                              and Director




             /s/ MICHAEL G. RIPPEY                      Executive Vice President         March 8, 2004
------------------------------------------------               Commercial
               Michael G. Rippey                      (Principal Financial Officer)
                                                     (Principal Accounting Officer)
                                                              and Director




               Lakshmi N. Mittal                   Chairman of the Board of Directors




               Louis L. Schorsch                                Director




               Michael G. Rippey                                Director




               Peter D. Southwick                               Director




               Robert B. McKersie                               Director




                 Malay Mukerjee                                 Director




                Richard Leblanc                                 Director




                Ashok L. Aranha                                 Director




               Jean-Pierre Picard                               Director

                                          By:       /s/ MARC R. JESKE
                                            ------------------------------------
                                                       Marc R. Jeske
                                                      Attorney-in-fact

March 8, 2004

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

  4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company (the "Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Fifth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),B-1(d) and B-1(e), filed with Steel Company's
          Registration Statement on Form A-2 (No. 2-1855); (ii)
          Exhibits D-1(f) and D-1(g), filed with Steel Company's
          Registration Statement on Form E-1 (No. 2-2182); (iii)
          Exhibit B-1(h), filed with Steel Company's Current Report on
          Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated
          February 8, 1937; (v) Exhibits B-1(j) andB-1(k), filed with
          Steel Company's Current Report on Form 8-K for the month of
          April, 1940; (vi) Exhibit B-2, filed with Steel Company's
          Registration Statement on Form A-2 (No. 2-4357); (vii)
          Exhibit B-1(l), filed with Steel Company's Current Report on
          Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of
          July and August, 1948; (x) Exhibits B and C, filed with
          Steel Company's Current Report on Form 8-K for the month of
          March, 1952; (xi) Exhibit A, filed with Steel Company's
          Current Report on Form 8-K for the month of July, 1956;
          (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
          December, 1967; (xv) the Exhibit filed with Steel Company's
          Current Report on Form 8-K for the month of April, 1969;
          (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's
          Current Report on Form 8-K for the month of April, 1974;
          (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit
          B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
          Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1978; (xxii) Exhibit B, filed with Steel Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1980;
          (xxiii) Exhibit 4-D, filed with Steel Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's
          Registration Statement on Form S-2 (No. 33-43393); (xxvii)
          Exhibit 4 filed with Steel Company's Current Report on Form
          8-K dated June 23, 1993; (xxviii) Exhibit 4.C filed with
          Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with
          Steel Company's Quarterly Report on Form 10-Q for the quarter Ended September 30, 1995, and (xxx) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.


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

 10.B     Amendment No. 1 dated as of September 30, 1999, to the
          Credit Agreement dated as of July 16, 1998, among Ispat
          Inland, L.P., Ispat Inland Inc. (Formerly named Inland Steel
          Company), Burnham Trucking Company, Inc., Incoal Company and
          Credit Suisse First Boston. (Filed as Exhibit 10.A to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1999, and incorporated as reference herein.)

 10.C     Amendment No. 2 dated as of March 30, 2001, to the Credit
          Agreement dated as of July 16, 1998 (as amended as of September 30, 1999), among Ispat Inland, L.P., Ispat Inland
          Inc. (Formerly named Inland Steel Company), Burnham Trucking
          Company, Inc., Incoal Company and Credit Suisse First Boston
          (Filed as Exhibit 10.C to the Company's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.)

 10.D     Amendment No. 3 dated as of March 1, 2002, to the Credit
          Agreement dated as of July 16, 1998 (as amended as of September 30, 1999 and March 30, 2001), among Ispat Inland,
          L.P., Ispat Inland Inc. (Formerly named Inland Steel
          Company), Burnham Trucking Company, Inc., Incoal Company and
          Credit Suisse First Boston (Filed as Exhibit 10.D to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.)

 10.E     Amendment No. 4 dated as of March 5, 2003, to the Credit
          Agreement dated as of July 16, 1998 (as amended as of
          September 30, 1999, March 30, 2001 and March 1, 2002), among
          Ispat Inland, L.P., Ispat Inland Inc. (Formerly named Inland
          Steel Company), Burnham Trucking Company, Inc., Incoal
          Company and Credit Suisse First Boston......................

 16       Letter dated August 25, 1998 from Pricewaterhouse Coopers
          LLP regarding change in certifying accountant. (Filed
          Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 28, 1998, and incorporated by reference herein).

 24       Powers of Attorney..........................................

 31       Certifications of Louis L. Schorsch, President and Chief
          Executive Officer and Michael G. Rippey, Executive Vice
          President and Chief Financial Officer of Ispat Inland Inc.
          Pursuant to Sarbanes-Oxley Act Section 302..................

 32       Certifications of Louis L. Schorsch, President & Chief
          Executive Officer and Michael G. Rippey, Executive Vice
          President and Chief Financial Officer of Ispat Inland Inc.
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002...............