Form 10-Q
period 2004-03-31
ISPAT INLAND INC
filed 2004-05-13
CIK 50548

                                                              FIRST QUARTER 2004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of May 13, 2004.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                     INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I. FINANCIAL INFORMATION

   ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations for the Three Months
          Ended March 31, 2004 and 2003                                                         2

          Condensed Consolidated Statements of Comprehensive Income for the Three
          Months Ended March 31, 2004 and 2003                                                  2

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2004 and 2003                                                         3

          Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003      4

          Notes to Condensed Consolidated Financial Statements                                  5 - 17

   ITEM 2. Management's Narrative Analysis of Results of Operations                             18 - 19

   ITEM 4. Controls and Procedures                                                              19

PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                                                20
      ITEM 5.  Other                                                                            20
      ITEM 6.  Exhibits and Reports on Form 8-K                                                 20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                           2004      2003
                                                         -------    -------
NET SALES                                                $ 665.6    $ 553.9
                                                         -------    -------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                                       553.2      478.4
  Selling, general and
          administrative expenses                            6.7        6.7
  Depreciation                                              25.1       24.4
                                                         -------    -------
      Total                                                585.0      509.5
                                                         -------    -------
OPERATING PROFIT                                            80.6       44.4
Other expense (income), net                                 (4.9)       1.8
Interest expense on debt                                    20.6       17.8
                                                         -------    -------
INCOME BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE                           64.9       24.8
PROVISION FOR INCOME TAXES                                  23.2        8.4
                                                         -------    -------
NET INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                                     41.7       16.4
Cumulative effect of change in
   accounting principle, net of tax of $0.9 (Note 9)                   (1.6)
                                                         -------    -------
NET INCOME                                               $  41.7    $  14.8
                                                         =======    =======

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                          2004       2003
                                                         -------    -------
Net income                                               $  41.7    $  14.8
Other comprehensive income, net of tax                         -          -
                                                         -------    -------
COMPREHENSIVE INCOME                                     $  41.7    $  14.8
                                                         =======    =======

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                                  2004       2003
                                                                                --------   --------
OPERATING ACTIVITIES
  Net income                                                                    $   41.7   $   14.8
                                                                                --------   --------
  Adjustments to reconcile net income to net
          cash from operating activities:
    Gain on early extinguishment of debt                                               -       (0.8)
    Gain on sale of property, plant and equipment                                   (0.1)      (0.1)
    Change in accounting principle                                                     -        2.5
    Depreciation                                                                    25.1       24.4
    Amortization of debt premium                                                    (0.1)      (0.3)
    Undistributed earnings from joint ventures                                      (9.4)      (9.8)
    Deferred income taxes                                                           23.2        7.5
    Change in:
      Receivables                                                                  (63.3)      49.9
      Inventories                                                                  (27.3)     (41.3)
      Other assets                                                                  (1.2)       3.1
      Accounts payable                                                              12.3       15.0
      Payables to/receivables from related companies                                 6.1       (0.1)
      Other accrued liabilities                                                    (26.7)       6.9
      Deferred employee benefit cost                                                (8.6)       3.9
      Pension contribution                                                         (17.7)     (54.5)
    Other items                                                                      2.3        2.6
                                                                                --------   --------
    Net adjustments                                                                (85.4)       8.9
                                                                                --------   --------
          Net cash from operating activities                                       (43.7)      23.7

INVESTING ACTIVITIES
  Capital expenditures                                                              (1.8)      (9.7)
  Proceeds from sale of property, plant and equipment                                0.1        0.1
  Investments in, advances to and distributions from joint ventures, net             7.7       11.0
                                                                                --------   --------
          Net cash from investing activities                                         6.0        1.4

FINANCING ACTIVITIES
  Payments on long-term debt                                                      (661.5)      (3.1)
  Proceeds from issuance of long-term debt                                         794.9          -
  Dividends paid                                                                       -       (1.9)
  Proceeds from note receivable from related company                               (18.6)         -
  Bank overdrafts                                                                    9.7       (1.3)
  Repayments of revolver borrowings, net                                           (72.0)     (12.0)
                                                                                --------   --------
          Net cash from financing activities                                        52.5      (18.3)
                                                                                --------   --------
Net change in cash and cash equivalents                                             14.8        6.8
Cash and cash equivalents - beginning of period                                     13.4       10.0
                                                                                --------   --------
Cash and cash equivalents - end of period                                       $   28.2   $   16.8
                                                                                ========   ========
Non-cash activity:
   Asset Retirement Obligation Impact on:
      Property                                                                         -        3.8
      Other long-term obligations                                                      -        6.3

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                MARCH 31, 2004       DECEMBER 31, 2003
                                                                --------------       -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                   $         28.2       $            13.4
    Receivables, less provision for allowances, claims and               278.7                   215.4
          doubtful accounts of $13.7 and $22.6
    Receivables from related companies                                     2.9                     4.9
    Inventories                                                          399.1                   371.8
    Deferred income taxes                                                 26.5                    26.5
                                                                --------------       -----------------
          Total current assets                                           735.4                   632.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                          216.0                   214.3
  PROPERTY, PLANT AND EQUIPMENT, NET                                   1,728.0                 1,751.3
  NOTE RECEIVABLE FROM RELATED COMPANIES                                  24.2                    5.6
  DEFERRED INCOME TAXES                                                  381.5                   404.7
  PENSION INTANGIBLE ASSET                                                65.6                    65.6
  OTHER ASSETS                                                            63.7                    62.5
                                                                --------------       -----------------
          Total Assets                                          $      3,214.4       $         3,136.0
                                                                ==============       =================
LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                            $        195.1       $           182.8
    Note payable                                                          15.0                    15.0
    Bank overdrafts                                                       15.9                     6.2
    Payables to related companies                                          9.5                     5.4
    Pension contribution                                                  93.8                   111.5
    Accrued expenses and other liabilities                               125.8                   152.5
    Long-term debt due within one year
      Related companies (Note 6)                                             -                     7.0
      Other                                                                1.5                       -
                                                                --------------       -----------------
          Total current liabilities                                      456.6                   480.4
  LONG-TERM DEBT
    Related companies (Note 6)                                         1,010.7                   870.3
    Other                                                                371.5                   445.0
  DEFERRED EMPLOYEE BENEFITS                                           1,638.8                 1,647.4
  OTHER LONG-TERM OBLIGATIONS                                             82.4                    80.2
                                                                --------------       -----------------
          Total liabilities                                            3,560.0                 3,523.3
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                       90.0                    90.0
    Common stock                                                         320.0                   320.0
    Accumulated deficit                                                 (191.3)                 (233.0)
    Accumulated other comprehensive loss                                (564.3)                 (564.3)
                                                                --------------       -----------------
          Total stockholders' deficit                                   (345.6)                 (387.3)
                                                                --------------       -----------------
          Total Liabilities and Stockholders' Deficit           $      3,214.4       $         3,136.0
                                                                ==============       =================

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

STOCK OPTION PLAN

In 1999, Ispat International N.V. ("Ispat") established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Under the terms of the Ispat Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. Prior to 2003, the Company, which participates in the Ispat Plan, accounted for stock options under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2003 or during the three months ended March 31, 2004 and accordingly, no compensation expense has been recognized in 2003 and the three months ended March 31, 2004.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                        THREE MONTHS ENDED MARCH 31
                                                           (DOLLARS IN MILLIONS)
                                                            2004           2003
                                                        -----------     -----------
Net Income - as reported                                $      41.7     $      14.8

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                       -               -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                              -            (0.2)
                                                        -----------     -----------
Net Income - pro forma                                  $      41.7     $      14.6
                                                        -----------     -----------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised December 2003) (SFAS No.
132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to revise employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132R was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosure requirements of SFAS No. 132R in December 2003.

In April 2004, FASB issued FASB Staff Position ("FSP") No. 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Company elected to defer recognition until further guidance is issued by the FASB. FSP 106-b is effective for the first interim or annual periods beginning after June 15, 2004. See Note 5, Retirement Benefits for more information on this FSP.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                         MARCH 31, 2004     DECEMBER 31, 2003
                                         --------------     -----------------
                                               (DOLLARS IN MILLIONS)
                                         ------------------------------------
In process and finished steel            $        271.1     $           246.7
Raw materials and supplies:
  Iron ore                                         47.6                  65.7
  Scrap and other raw materials                    54.2                  32.6
  Supplies                                         26.2                  26.8
                                         --------------     -----------------
                                                  128.0                 125.1
                                         --------------     -----------------
          Total                          $        399.1     $           371.8
                                         ==============     =================

NOTE 3 - LONG-TERM DEBT

PRIOR DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat International N.V. ("Ispat"), Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston was the agent (the "Agent"). The Credit Agreement consisted of a $350 million Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 million Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 million letter of credit that expired on July 9, 2003 (the "LC" and

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - LONG-TERM DEBT (CONT.)

together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 million over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to its pension plan. The Company contributed $50 million in July 2003, and is required to contribute $82.5 million in 2004 and $27.5 million in 2005. Outside of this PBGC Agreement, the Company also contributed $21 million in September 2003. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the pension plan and certain tests have been met. Each of the Tranche B Loan and Tranche C Loan had scheduled principal repayments of $0.875 million per quarter until maturity.

On July 16, 1998, the Company issued $875 million of First Mortgage Bonds as security both for the Facilities and for an interest rate hedge (not as defined under SFAS No. 133) which expired on October 16, 2003 owned by the Borrower as required under the Credit Agreement (the "Hedge"). Series U, in a principal amount of $700 million, was issued to an indirect subsidiary of the Borrower which, in turn, pledged the Bonds to the Agent for the benefit of the Term Loan lenders. Series V, in a principal amount of $160 million, was issued to the Agent for the benefit of the LC lenders. This series was retired during the quarter ended September 30, 2003 once the LC expired. Series W, in a principal amount of $15 million, was issued to the Agent for the benefit of the counterparty to the Hedge.

As a further credit enhancement under the Credit Agreement, the Facilities were fully and unconditionally guaranteed for as long as the obligations were outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could have been required to perform under the guarantee if an event of default as defined in the Credit Agreement occurred under the Facilities. Additionally, in April 2003, the security package was further enhanced by the addition of a second position in the Company's inventory, spare parts, mobile equipment and ownership interest in Ispat Inland Administrative Service Company ("IIASC"). At December 31, 2003, the Company recorded $661.5 million for the Term Loans in its Consolidated Balance Sheet.

Borrowings under the Term Loans bore interest at a rate per annum equal to, at the Borrower's option: (1) the higher of (a) the Agent's prime rate or (b) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 2.75% or (2) the LIBO Rate (as defined in the Credit Agreement) plus 3.75%. The fee for the LC was 4.00% of the LC amount per annum (the "LC Fee"). The spread over the LIBO Rate and Base Rate would have been reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit Agreement) fell to specified levels.

In October 1998, the Borrower entered into the Hedge required under the Credit Agreement. The Hedge consisted of a five-year interest rate collar which expired on October 16, 2003. The Hedge was based on LIBOR with a floor of 4.50% and a ceiling of 6.26% on a notional amount of $450 million.

The Company was obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders without regard to the interest rate collar, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee.

The Credit Agreement restricted the payment of dividends and other Restricted Payments (as defined in the Credit Agreement) to 50% of Consolidated Net Income (as defined in the Credit Agreement) plus certain specifically allowed types of Restricted Payments. At December 31, 2003 no dividends or other Restricted Payments, in addition to those specifically allowed, which included dividends on the preferred stock held by a subsidiary of the Borrower, could have been paid.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - LONG-TERM DEBT (CONT.)

The Company also had to maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at December 31, 2003. The Credit Agreement also contained other covenants that, among other things, prohibited or limited the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Any loans from Ispat or its other subsidiaries (see "Ispat International Advances" Note 6) could not have been repaid until the Company's leverage fell to specified levels.

PRESENT DEBT

On March 25, 2004, a newly created subsidiary of the Borrower issued $800 million principal amount of senior secured notes: $150 million of floating rate notes bearing interest at LIBOR plus 6.75% due April 1, 2010 and $650 million of fixed rate notes bearing interest at 9.75% (issued at 99.212% to yield 9.875%) due April 1, 2014 (the "Senior Secured Notes"). Also on March 25, 2004, the Company issued $800 million principal amount of First Mortgage Bonds (Series Y, in a principal amount of $150 million, and Series Z, in a principal amount of $650 million) to Ispat Inland Finance, LLC, an indirect subsidiary of the Borrower which, in turn, pledged them to the trustee for the Senior Secured Notes as security. The $775.5 million net proceeds from the offering were used to retire the entire balance outstanding of $661.5 million of Tranche B and Tranche C Loans under the Credit Agreement, and repay the entire balance outstanding of $105 million under the inventory revolving credit facility, with the remainder of the proceeds used to reduce the amount outstanding under the receivables revolving credit facility. Series U and W First Mortgage Bonds were retired at the close of the refinancing. The early retirement of the Term Loans was done at par, without prepayment penalty.

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Ispat and certain other affiliates of the Borrower. At March 31, 2004, the Company recorded $794.9 million for the Senior Secured Notes in its Consolidated Balance Sheet.

The Company is obligated to pay interest on the Series Y First Mortgage Bonds at the rate paid on the floating rate Senior Secured Notes, plus 1/2 of 1% per annum and on the Series Z First Mortgage Bonds at a rate of 10.25%.

The First Mortgage Bonds are the obligations solely of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,600 million on December 31, 2003. This property is also subject to a subordinate lien in favor of the United Steelworkers of America to secure a post retirement health benefit.

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (x) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, and incur other liabilities. Such indenture also contains limited covenants that are applicable to Ispat. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on March 31, 2004.

IIASC, a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $185 million committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - LONG-TERM DEBT (CONT.)

IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At March 31, 2004, based on the amount of eligible collateral, there was $2.8 million of additional availability under the line. Drawings under the line included $168.0 million of loans and $14.2 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

On April 30, 2003, the Company replaced its $120 million inventory-backed credit facility with a four-year approximately $175 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC. Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At March 31, 2004, there were no drawings under the line and, based on the amount of eligible collateral, there was $117.6 million of availability under the line. Additionally, an extra $10 million of borrowing is available for any two consecutive days to meet temporary cash needs.

At March 31, 2004 and 2003, the amount outstanding under both of the revolving credit facilities were shown as a long term obligation. The Company has both the ability and intent to refinance these obligations as they mature under the respective credit agreements.

In the first quarter of 2003, the Company purchased $0.1 million of its Pollution Control Series 1977, $0.9 million of its Pollution Control Series 1993, and $1.0 million of its Pollution Control Series 1995 Bonds at discounts from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.8 million.

Series R First Mortgage Bonds have one last remaining sinking fund payment of $3.6 million due in January of 2006. Pollution Control Series 1977 Bonds require annual payments of $1.5 million to a sinking fund which is used to repurchase bonds in the market or at par.

Maturities of long-term debt obligations (excluding Ispat International advances) are: $0.0 million in 2004, $169.5 million in 2005 (including $168.0 million under a revolving credit facility), $5.0 million in 2006, $59.8 million in 2007, $0.0 million in 2008 and $933.5 million thereafter.

Interest cost incurred by the Company totaled $20.5 million and $18.5 million for the quarter ended March 31, 2004 and 2003, respectively. Included in the March 2003 total is capitalized interest of $0.7 million for the quarter.

NOTE 4 - EQUITY

Common Stock

On March 31, 2004 and December 31, 2003, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On March 31, 2004 and December 31, 2003, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 5 - RETIREMENT BENEFITS

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

The net periodic benefit was as follows:

                                          QUARTER ENDED      QUARTER ENDED
                                          MARCH 31, 2004     MARCH 31, 2003
                                                (DOLLARS IN MILLIONS)
                                          --------------     --------------
Net Periodic cost
Service cost                              $          9.6      $         8.6
Interest cost                                       38.4               39.7
Expected return on plan assets                     (46.2)             (45.9)
Amortization                                        11.5                4.4
                                          --------------      -------------
Net periodic benefit cost                 $         13.3      $         6.8
                                          ==============      =============

BENEFITS OTHER THAN PENSION PLAN

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

On December 8, 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, FASB issued FASB Staff Position ("FSP") No. 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Company elected to defer recognition until further guidance is issued by the FASB. As such, any measurement of the accumulated postretirement benefit obligations or net periodic postretirement benefit cost in the 2004 and 2003 financial statements and accompanying footnotes do not reflect the effects of the Medicare Act. Upon issuance of further guidance, the Company may be required to change previously reported information.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 5 - RETIREMENT BENEFITS (CONT.)

The net periodic benefit was as follows:

                                         QUARTER ENDED     QUARTER ENDED
                                         MARCH 31, 2004    MARCH 31, 2003
                                               (DOLLARS IN MILLIONS)
                                         --------------    --------------
Net periodic benefit cost
Service cost                             $         2.2     $          2.2
Interest cost                                     13.7               14.4
Amortization                                      (6.9)              (4.9)
                                         --------------    --------------
Net periodic benefit cost                $         9.0     $         11.7
                                         =============     ==============

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $2.5 million and $3.3 million by Ispat for the three months ended March 31, 2004 and 2003, respectively, for management, financial and legal services provided to the Company. The Company was also charged $0 million and $0.2 million by Ispat North America Holding Inc. for corporate expense allocations for the three months ended March 31, 2004 and 2003. The company charged Ispat $0.6 million and $0.2 million for operating and technical services for the three months ended March 31, 2004 and 2003, respectively.

The Company purchased $16.7 million and $18.0 million of inventory from subsidiaries of Ispat during the three months ended March 31, 2004 and 2003, respectively. The Company sold $1.6 million and $2.0 million of inventory to subsidiaries of Ispat for the three months ended March 31, 2004 and 2003, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.8 million and $34.6 million for such tolling services for the three months ended March 31, 2004 and 2003, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $84.9 million and $93.6 million for the three months ended March 31, 2004 and 2003, respectively.

The Company's long-term debt due to a related company of $1,010.7 million and $877.3 million as of March 31, 2004 and December 31, 2003, respectively, comprises $794.9 million and $661.5 million, respectively, payable to Ispat Inland Finance, LLC and of $215.8 million advances from Ispat and other subsidiaries of Ispat. Under certain debt agreements, these advances cannot be repaid until the Company's leverage falls to specified levels and sufficient cumulative earnings have been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $9.7 million and $9.4 million for the three months ended March 31, 2004 and 2003, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Ispat and its other subsidiaries mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at March 31, 2004 range from 2.9% to 5.6%. At March 31, 2004 the Company has both the ability and intent to refinance the unpaid interest as the obligations mature, therefore it has been shown as long-term. Interest expense related to the advances from Ispat and its other subsidiaries was $2.7 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

The Company's note receivable from a related company of $24.2 million and $5.6 million at March 31, 2004 and December 31, 2003, respectively is due from Ispat Inland, L.P. Interest income on this receivable was $0.1 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat, costs incurred in relation to settlement of the interest collar and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $9.5 million and $5.4 million at March 31, 2004 and December 31, 2003, respectively, consists of trade and other intercompany expenses. The Company's receivable from related companies of $2.9 million and $4.9 million at March 31, 2004 and December 31, 2003, respectively, consists of trade and other intercompany receivables.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 2004 and December 31, 2003, the Company guarantees $47.7 million and $54.5 million, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to its 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of March 31, 2004.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 million letter of credit which expired on July 9, 2003, and had made $242 million of contributions to the Pension Trust through June 30, 2003, including $54.5 million in the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 million letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to contribute $160 million over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to the Company's Pension Plan. The Company contributed $50 million in July 2003, and is required to contribute $82.5 million in 2004 and $27.5 million in 2005. Outside of this Agreement, the Company also contributed $21 million in September 2003. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the Pension Plan and certain tests have been met

Also, under the Agreement, Ryerson Tull Inc., the former parent of the Company, provided to the PBGC a $50 million guarantee of the Company's pension plan obligations, later issuing a letter of credit to secure this guarantee. The Company committed to take all necessary action to replace the guaranty/letter of credit by July 16, 2003, but was unable to do so, and therefore the guaranty and letter of credit continued in place. Separately, on September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. The $21 million received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company has agreed to make specified monthly contributions to its Pension Plan totaling $29 million over the twelve-month period beginning January 2004, thereby eliminating any remaining

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

guaranty/letter of credit obligations of Ryerson Tull with respect to the Company's Pension Plan. Included in the $31.5 million contribution made during the first quarter of 2004 was $4.0 million which reduced the amount of the Ryerson Tull guaranty/letter of credit. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

During the first quarter of 2004, the Company contributed $31.5 million to the Pension Plan from both agreements.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of March 31, 2004 and December 31, 2003, the estimated minimum tolling charges remaining over the life of this agreement were approximately $191 million and $199 million, respectively.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 million cash fine, required $7 million in environmentally beneficial projects at the Indiana Harbor Works, and required that $19 million, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 million to $4 million per year over the next several years to perform the required Assessments. The Company paid the $3.5 million fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14 million, more than the required $7 million, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $28.2 million and $28.1 million as of March 31, 2004 and December 31, 2003, respectively, reflecting the $19 million plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

assessment and remediation of the site will require significant expenditures over several years that may be material to the Company's business, financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 million to $5 million annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $30 million to $35 million to operate air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 Consent Decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA Consent Decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At March 31, 2004 and December 31, 2003, the Company's reserves for environmental liabilities totaled $36.9 million and $36.8 million, respectively, $22.2 million and $22.1 million of which is related to the sediment remediation under the 1993 EPA Consent Decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $7.4 million and $1.6 million at March 31, 2004 and December 31, 2003, respectively.

In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc. to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the lease closing date, August 31, 1993. In 2003, NIPSCO sold its portion of PCI Associates to Primary Energy Steel LLC. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI Lease or the insolvency of any of the Primary Energy Steel LLC parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the lease, which are the responsibility of the Primary Energy Steel LLC subsidiary. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of March 31, 2004, the Company's cumulative cost reduction due to such tax credits totaled $163.6 million. The current carrying amount of this indemnification is $0 million.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

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

In July 2001, IDEM selected the remedy for the Second Operable Unit at the Four County Landfill. The Company is a member of a group that is negotiating with IDEM to resolve any liability for the Second Operable Unit as well as remaining obligations with regard to the First Operable Unit. IDEM has estimated the costs for the Second Operable Unit to be approximately $1.0 million, with an additional contingent remedy estimated to cost approximately $2.1 million, to be implemented only if the selected remedy is deemed to be inadequate. IDEM has a trust account holding approximately $0.8 million for use in the implementation of the First and the Second Operable Unit remedies. In 2003, the PRP Group entered into another Agreed Order pursuant to which the PRP Group agreed to pay $0.3 million in exchange for a release from the cost of the Second Operable Unit. The Company's share of that payment was minimal. The Agreed Order is final and the payment has been made.

In July 2001, the United States Environmental Protection Agency (EPA) filed suit against the Company and other PRP's, seeking recovery of past response costs which it alleged it has expended at the Four County Landfill Site. On February 6, 2003, a Consent Decree was issued by the U.S. District Court of Northern Indiana, which resolved the EPA's cost recovery suit. As a result of that Consent Decree, the Company paid a minimal amount in past response costs to the EPA.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations, cash flows of the Company.

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At March 31, 2004 and December 31, 2003, the Company had entered into contracts for these commodities for notional amounts of $60.4 million and $6.0 million, respectively which had fair values of $(2.3) million and $0.2 million, respectively. For the three months ended March 31, 2004 and 2003, the Company recorded a $2.6 million and $0.6 million gain, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0 million and $0.3 million on deposit with counterparties at March 31, 2004 and December 31, 2003, respectively, that was classified as an other asset on the balance sheet.

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine, through the Environmental Impact Statement (EIS) process, does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a huge cost at the end of the mine life. Each fall the MDNR conducts a field review of prior reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company believes it is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of December 31, 2003, the estimated total future reclamation costs are $18.2 million.

The impact of adopting SFAS No. 143 on January 1, 2003 was an increase in assets and liabilities of $3.8 million and $6.3 million, respectively. A charge of $1.6 million (net of tax of $0.9 million) was reflected on the Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle.

Changes in the liability for asset retirement obligations during the first quarter of 2004 consisted of the following (Dollars in Millions):

Balance as of December 31, 2003               $  7.0
Liabilities incurred                             0.1
                                              ------
Balance as of  March 31, 2004                 $  7.1
                                              ======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three months ended March 31, 2004 and 2003 were $3.1 million and $2.8 million, respectively.

NOTE 11 - PROPERTY TAX LIABILITY

For the quarter ended March 31, 2004, the Company recorded a favorable adjustment to cost of goods sold of $35.0 million due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

NOTE 12 - WORKFORCE REDUCTION

For the quarter ended March 31, 2004, the Company recorded charges of $4.0 million for severance and termination benefit costs related to involuntary workforce reductions of approximately 130 salaried non-represented employees. The Company's remaining accrual for the workforce reductions totaled $0.8 million as of March 31, 2004 and is included in "Accrued expenses and other liabilities" in the consolidated balance sheets.

NOTE 13 - SALES OF POLLUTION ALLOWANCES

During the first quarter 2004, the Company sold 2,168 tons of Nitrous Oxide ("NOx") allowances for $6.7 million which was recorded in "Other Expense (Income), net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of First Quarter 2004 to First Quarter 2003

Steel shipments in the first quarter of 2004 of 1,432,708 tons increased by 164,658 tons, or 13.0%, from the first quarter 2003 shipments of 1,268,050 tons due to stronger demand across most markets and the realization of increased production resulting from the successful reline of the No. 7 Blast Furnace. Increases occurred primarily in cold rolled, coated, and bar products.

Sales revenue increased by 20.2% to $665.6 million in the first quarter of 2004 from $553.9 million in the first quarter of 2003. The average selling price per ton increased by 6.4% to $465 per ton in the first quarter of 2004 from $437 per ton in the comparable 2003 period. The increase in the average selling price per ton is the result of the implementation of pricing surcharges designed to offset escalation in the prices and associated freight for certain input commodities such as coke, scrap and natural gas, base price increases, and a higher percentage of cold rolled and coated products sold in the first quarter 2004.

In the first quarter of 2004, the cost of goods sold increased to $553.2 million from $478.4 million in the first quarter of 2003. Included in the first quarter 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, due to the reassessment of property taxes for the year 2002. Indiana's Legislature passed a law in 2001 which changed real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County, where our 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February, 2004. The current quarter also included a charge of approximately $4.0 million for severance costs resulting from an 8% salaried workforce reduction. The full benefit of the force reduction will occur in the second quarter of 2004 and is expected to have an annual benefit of approximately $10.0 million. The operating cost per ton increased by $6 per ton to $408 per ton in the first quarter of 2004 from $402 in the first quarter of 2003. Excluding the property tax and severance cost items noted above, the operating cost per ton increased by $28. Compared to the first quarter of 2003, input costs dramatically increased for scrap, coke, coal, alloys, fluxes, and natural gas. On a quarter to quarter basis, scrap prices increased approximately 89% while coke prices increased approximately 41%. Labor costs were higher in the first quarter of 2004 as compared to the first quarter of 2003 due to increases in pension expense resulting from the amortization of losses associated with lower interest rates and expected market returns and employee profit sharing. The Company set a new slab production record for the first quarter of 2004, following the successful reline of its No. 7 Blast Furnace which was completed in the fourth quarter of 2003. Consequently, less purchased semi-finished steel was required in the first quarter of 2004 which resulted in lower operating costs. The higher sales and operating volume in the first quarter of 2004 also mitigated some of the previously mentioned cost increases on a per ton basis due to the absorption of fixed costs.

Selling and general administrative expenses of $6.7 million in the first quarter of 2004 were unchanged from the first quarter of last year.

Depreciation expense increased by $.7 million to $25.1 million in the first quarter of 2004 from $24.4 million due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the first quarter of 2004 increased by $36.2 million to $80.6 million from $44.4 million in 2003. Higher sales volume, increases in selling prices, lower costs due to record slab production and the resulting reduction in purchased semi-finished requirements, and the property tax reassessment were partially offset by an unprecedented increase in input costs, increased pension expense and employee profit sharing, and the severance charge resulting from the salaried workforce reduction.

Other (income) expense, net of $4.9 million of income in the first quarter of 2004 increased by $6.7 million from an expense of $1.8 million in the first quarter of 2003 due to the sale of pollution credits. The Company sold 2,168 tons of Nitrous Oxide allowances, which were part of an overall bank of emission allowances and credits owned by the

Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $20.6 million in the current quarter increased 15.7% from $17.8 million in the year ago quarter due primarily to a higher level of debt during the quarter.

LIQUIDITY

The cash balance at March 31, 2004 was $28.2 million and there was an additional $120.4 million of availability under the two credit facilities, for total liquidity of approximately $149 million. During the first quarter, the Company generated net cash of $52.5 million from financing activities. On March 25, 2004, the Company received $794.9 million of gross proceeds ($775.5 million of net proceeds) from the issuance and sale of $800 million of Senior Secured Notes. These net proceeds were used to retire the entire balance outstanding of $661.5 million of Tranche B and Tranche C Loans under its credit agreement, and repay the entire balance outstanding of $105 million under its inventory revolving credit facility, with the remainder of the proceeds used to reduce the amount outstanding under its receivables revolving credit facility.

Cash generated by operations is our primary source of cash and, as such, future operations will have a significant impact on our cash balances and liquidity. The principal factors affecting our cash generated by operations are average net realized prices, levels of steel shipments and our operating costs per ton.

For the quarter ended March 31, 2004, net cash outflows from operations totaled $43.7 million, which included pension contributions of $31.5 million. Cash inflows from operations in the first quarter, 2003, were $23.7 million, which included $54.5 million of pension contributions.

Changes in working capital, defined as the change in receivables, inventories and accounts payable, utilized cash of $78.3 million in the first quarter, 2004, including $63.3 million for increased receivables and $27.3 million for increased inventories. In the first quarter, 2003, changes in working capital generated $23.6 million of cash, including $49.9 million for decreased receivables, partially offset by increased inventories of $41.3 million.

Cash inflows for investing activities, which consist primarily of capital expenditures offset by distributions from joint ventures, were $6.0 million in the first quarter, 2004, and $1.4 million in the first quarter, 2003. Capital expenditures were $1.8 million and $9.7 million (primarily for the reline of the No. 7 Blast Furnace), for the first quarter 2004 and 2003, respectively. Net distributions from joint ventures were $7.7 million and $11.0 million for the first quarter, 2004 and 2003, respectively.

OUTLOOK

With a continuation of the strong demand for steel, the Company expects the second quarter 2004 shipments to be in line with the first quarter. Due to previously announced price increases, selling prices are expected to be higher in the second quarter. The price for coke purchases not under long-term contract will be significantly higher in the second quarter compared to the first quarter.

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

      (b)   REPORTS ON FORM 8-K.

            On March 9, 2004, Ispat Inland Inc. (the "Company") announced that an affiliate, Ispat Inland ULC, intends to raise $800 million of gross proceeds through a private placement of senior secured notes, subject to market and other conditions. The notes are secured by a pledge of $800 million of First Mortgage Bonds issued by the Company. The notes are guaranteed by the Company, certain of the Company's existing and future domestic subsidiaries, by Ispat International N.V. and by certain limited purpose finance companies. The Company used the proceeds from the offering to repay existing indebtedness of the Company.

            On March 17, 2004, Ispat International N.V., the parent of Ispat Inland Inc. (the "Company"), filed Amendment Number 1 to its Form 20-F for the year ended December 31, 2003 with the Securities and Exchange Commission, originally filed on March 10, 2004. The amended filing was made in relation to the offering by our affiliate, Ispat Inland ULC, of $800 million of senior secured notes through a private placement.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ISPAT INLAND INC.

                                        By /s/ Michael G. Rippey
                                           ---------------------------------
                                           Michael G. Rippey
                                           Executive Vice President - Commercial
                                           and Chief Financial Officer
                                           Principal Financial Officer
                                           Principal Accounting Officer
                                           and Director

Date: May 13, 2004

                               INDEX TO EXHIBITS

Exhibit                                                                               Sequential
Number                            Description                                           Page No.
------  --------------------------------------------------------------------------    ----------
31.1    Certificate of Louis L. Schorsch, President & Chief Executive Officer of
        Ispat Inland Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Michael G. Rippey, Executive Vice President - Commercial and Chief Financial Officer of Ispat Inland Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Louis L. Schorsch, President & Chief Executive Officer of
        Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Michael G. Rippey, Executive Vice President - Commercial and Chief Financial Officer of Ispat Inland Inc. Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.