Form 10-Q
period 2004-06-30
ISPAT INLAND INC
filed 2004-08-16
CIK 50548

                                                         SECOND QUARTER - 2004





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes       No   x
                                           ----      ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 100 SHARES OF THE COMPANY'S COMMON STOCK ($.01 PAR VALUE PER SHARE) WERE OUTSTANDING AS OF AUGUST 13, 2004.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2004 and 2003                                                                    2

           Condensed Consolidated Statements of Comprehensive Income for the Three and Six
           Months Ended June 30, 2004 and 2003                                                             2

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2004 and 2003                                                                    3

           Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                 4

           Notes to Condensed Consolidated Financial Statements                                            5-17

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                    18-20

     ITEM 4.  Controls and Procedures                                                                     20


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                           21
     ITEM 5.  Other                                                                                       21
     ITEM 6.  Exhibits and Reports on Form 8-K                                                            21


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30                JUNE 30
                                                          ----------------------    --------------------
                                                            2004         2003         2004        2003
                                                          --------     --------     --------    --------
                                                          --------     --------     --------    --------
NET SALES                                                 $  771.9     $  560.5     $1,437.5    $1,114.4
OPERATING COSTS AND EXPENSES
  Cost of goods sold                                         626.1        543.5      1,179.3     1,021.8
  Selling, general and
          administrative expenses                              7.6          6.9         14.3        13.6
  Depreciation                                                25.2         24.3         50.3        48.7
                                                          --------     --------     --------    --------
      Total                                                  658.9        574.7      1,243.9     1,084.1
                                                          --------     --------     --------    --------

OPERATING PROFIT (LOSS)                                      113.0        (14.2)       193.6        30.3
Other expense (income), net                                   (0.3)         0.3         (5.2)        2.1
Interest expense on debt                                      28.9         17.4         49.5        35.2
                                                          --------     --------     --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE                             84.4        (31.9)       149.3        (7.0)
PROVISION (BENEFIT) FOR INCOME TAXES                          30.3        (12.2)        53.5        (3.7)
                                                          --------     --------     --------    --------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                                       54.1        (19.7)        95.8        (3.3)
Cumulative effect of change in
   accounting principle, net of tax of $0.9 (Note 9)             -            -            -        (1.6)
                                                          --------     --------     --------    --------
NET INCOME (LOSS)                                         $   54.1     $  (19.7)    $   95.8    $   (4.9)
                                                          ========     ========     ========    ========





      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30               JUNE 30
                                             2004       2003        2004       2003
                                             -----      -----       -----      -----
Net income (loss)                            $54.1      $(19.7)     $95.8      $(4.9)
Other comprehensive income, net of tax:          -           -          -          -
                                             -----      ------      -----      -----
COMPREHENSIVE INCOME (LOSS)                  $54.1      $(19.7)     $95.8      $(4.9)
                                             =====      ======     =====      =====





       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                               2004        2003
                                                                              ------       ------
OPERATING ACTIVITIES
  Net income (loss)                                                           $ 95.8       $ (4.9)
                                                                              ------       ------
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Gain on early extinguishment of debt                                           -         (0.9)
    Gain on sale of property, plant and equipment                                  -         (0.1)
    Change in accounting principle                                                 -          2.5
    Depreciation                                                                50.3         48.7
    Amortization of debt premium                                                (0.1)        (0.5)
    Undistributed earnings from joint ventures                                 (23.5)       (16.7)
    Deferred income taxes                                                       53.5         (4.7)
    Change in:
      Receivables                                                             (113.9)        21.5
      Inventories                                                              (67.1)       (35.5)
      Other assets                                                              (2.4)        (2.5)
      Accounts payable                                                           4.9          5.7
      Payables to/receivables from related companies                            25.3         10.2
      Other accrued liabilities                                                 (5.5)         9.0
      Deferred employee benefit cost                                           (16.3)         7.7
      Pension contribution                                                     (39.8)       (54.5)
    Other items                                                                  3.8          4.8
                                                                              ------       ------
    Net adjustments                                                           (130.8)        (5.3)
                                                                              ------       ------
          Net cash from operating activities                                   (35.0)       (10.2)

INVESTING ACTIVITIES
  Capital expenditures                                                         (10.5)       (31.1)
  Proceeds from sale of property, plant and equipment                              -          0.1
  Investments in, advances to and distributions from joint ventures, net        16.1         13.5
                                                                              ------       ------
          Net cash from investing activities                                     5.6        (17.5)

FINANCING ACTIVITIES
  Payments on long-term debt                                                  (662.1)        (4.9)
  Proceeds from issuance of long-term debt                                     794.9            -
  Dividends paid                                                                   -        (15.9)
  Proceeds from (payments of) note receivable from related company             (20.0)         7.0
  Bank overdrafts                                                               (3.7)        10.7
  Proceeds from (payments of) revolver borrowings, net                         (65.0)        42.0
                                                                              ------       ------
          Net cash from financing activities                                    44.1         38.9
                                                                              ------       ------

Net change in cash and cash equivalents                                         14.7         11.2
Cash and cash equivalents - beginning of period                                 13.4         10.0
                                                                              ------       ------
Cash and cash equivalents - end of period                                     $ 28.1       $ 21.2
                                                                              ======       ======

Non-cash activity:
  Asset retirement obligation impact on:
    Property                                                                       -          3.8
    Other long-term obligations                                                    -          6.3






       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)




                                                              JUNE 30, 2004       DECEMBER 31, 2003
                                                              -------------       -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                   $   28.1             $   13.4
    Receivables, less provision for allowances, claims and         329.3                215.4
          doubtful accounts of $14.2 and $22.6
    Receivables from related companies                               6.2                  4.9
    Inventories                                                    438.9                371.8
    Prepaid expenses and other                                         -                    -
    Deferred income taxes                                           26.5                 26.5
                                                                --------             --------
          Total current assets                                     829.0                632.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                    221.7                214.3
  PROPERTY, PLANT AND EQUIPMENT, NET                             1,711.5              1,751.3
  NOTE RECEIVABLE FROM RELATED COMPANIES                            25.6                  5.6
  DEFERRED INCOME TAXES                                            351.2                404.7
  PENSION INTANGIBLE ASSET                                          65.6                 65.6
  OTHER ASSETS                                                      64.9                 62.5
                                                                --------             --------
          Total Assets                                          $3,269.5             $3,136.0
                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                            $  187.7             $  182.8
    Note payable                                                    15.0                 15.0
    Bank overdrafts                                                  2.5                  6.2
    Payables to related companies                                   32.0                  5.4
    Pension contribution                                            71.7                111.5
    Accrued expenses and other liabilities                         147.0                152.5
    Long-term debt due within one year
      Related companies (Note 6)                                       -                  7.0
      Other                                                          0.8                    -
                                                                --------             --------
          Total current liabilities                                456.7                480.4
  LONG-TERM DEBT
    Related companies (Note 6)                                   1,010.8                870.3
    Other                                                          378.4                445.0
  DEFERRED EMPLOYEE BENEFITS                                     1,631.1              1,647.4
  OTHER LONG-TERM OBLIGATIONS                                       84.0                 80.2
                                                                --------             --------
          Total liabilities                                      3,561.0              3,523.3
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                 90.0                 90.0
    Common stock                                                   320.0                320.0
    Accumulated deficit                                           (137.2)              (233.0)
    Accumulated other comprehensive loss                          (564.3)              (564.3)
                                                                --------             --------
          Total stockholders' deficit                             (291.5)              (387.3)
                                                                --------             --------
          Total Liabilities and Stockholders' Deficit           $3,269.5             $3,136.0
                                                                =========            ========


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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2003 or during the six months ended June 30, 2004 and accordingly, no compensation expense has been recognized in 2003 and the six months ended June 30, 2004.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:



                                                  THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                     (DOLLARS IN MILLIONS)           (DOLLARS IN MILLIONS)
                                                     2004        2003                  2004       2003
                                                     -----      -----                  -----      -----
Net Income/(Loss) - as reported                      $54.1      $(19.7)                $95.8      $(4.9)

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                              -           -                     -          -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                     -        (0.1)                    -       (0.3)
                                                     -----      ------                  -----      -----
Net Income/(Loss) - pro forma                        $54.1      ($19.8)                $95.8      ($5.2)



                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

In April 2004, FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Company elected to defer recognition until further guidance was issued by the FASB. FSP 106-2 is effective for the first interim or annual periods beginning after June 15, 2004. See Note 5, Retirement Benefits for more information on this FSP.

NOTE 2 -- INVENTORIES

Inventories consist of the following:




                                 JUNE 30, 2004         DECEMBER 31, 2003
                                 -------------         -----------------
                                           (DOLLARS IN MILLIONS)
In process and finished steel        $300.1                $246.7
Raw materials and supplies:
  Iron ore                             50.5                  65.7
  Scrap and other raw materials        62.9                  32.6
  Supplies                             25.4                  26.8
                                     ------                ------
                                      138.8                 125.1
                                     ------                ------
          Total                      $438.9                $371.8
                                     ======                ======



NOTE 3 -- LONG-TERM DEBT

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

NOTE 3 -- LONG-TERM DEBT (CONT.)

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

As a further credit enhancement under the Credit Agreement, the Facilities were fully and unconditionally guaranteed for as long as the obligations were outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could have been required to perform under the guarantee if an event of default as defined in the Credit Agreement occurred under the Facilities. Additionally, in April 2003, the security package was further enhanced by the addition of a second position in the Company's inventory, spare parts, mobile equipment and ownership interest in Ispat Inland Administrative Service Company ("IIASC"). At December 31, 2003, the Company recorded $661.5 million for the Term Loans in its Condensed Consolidated Balance Sheet.

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

NOTE 3 -- LONG-TERM DEBT (CONT.)

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

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Ispat and certain other affiliates of the Borrower. At June 30, 2004, the Company had an outstanding balance of $795.0 million for the Senior Secured Notes in its Condensed Consolidated Balance Sheet.

The Company is obligated to pay interest on the Series Y First Mortgage Bonds at the rate paid on the floating rate Senior Secured Notes, plus one-half of one percent per annum and on the Series Z First Mortgage Bonds at a rate of 10.25%.

The First Mortgage Bonds are solely obligations of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Ispat or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,600 million on December 31, 2003. This property is also subject to a subordinate lien in favor of the United Steelworkers of America to secure a post retirement health benefit.

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Ispat and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. Such indenture also contains limited covenants that are applicable to Ispat. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on June 30, 2004.

IIASC, a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $185 million committed revolving credit facility with a group of banks, extending to November of 2005. On July 1, 2004, the committed amount was increased to $200 million with the addition of a new lender to the facility. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3 -- LONG-TERM DEBT (CONT.)

Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Beginning early in 2002, under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At June 30, 2004, based on the amount of eligible collateral, there was $0.7 million of additional availability under the line. Drawings under the line included $175.0 million of loans and $9.3 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverage.

On April 30, 2003, the Company replaced its $120 million inventory-backed credit facility with a four-year approximately $175 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC. Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At June 30, 2004, there were no drawings under the line and, based on the amount of eligible collateral, there was $131.1 million of availability under the line. Additionally, an extra $10 million of borrowing is available for any two consecutive days to meet temporary cash needs.

At June 30, 2004 and December 31, 2003, the amounts outstanding under both of the revolving credit facilities were shown as a long term obligation. The Company has both the ability and intent to refinance these obligations as they mature under the respective credit agreements.

In the first quarter of 2003, the Company purchased $0.1 million of its Pollution Control Series 1977, $0.9 million of its Pollution Control Series 1993, and $1.0 million of its Pollution Control Series 1995 Bonds at discounts from face value. As a result of these early redemptions, the Company recognized a pretax gain of $0.8 million. In the second quarter of 2003, the Company purchased $0.1 million of its Pollution Control Series 1993 Bonds at a discount from face value. As a result of this early redemption, the Company recognized a pretax gain of $0.1 million.

In the second quarter of 2004, the Company purchased $0.6 million of its Pollution Control Series 1977 Bonds at discounts from face value. As a result of this early redemption, the Company recognized a de minimus pretax gain.

Series R First Mortgage Bonds have one last remaining sinking fund payment of $3.6 million due in January of 2006. Pollution Control Series 1977 Bonds require annual payments of $1.5 million to a sinking fund which is used to repurchase bonds at market or par.

Maturities of long-term debt obligations (excluding Ispat International advances) are: $0.0 million in 2004, $175.8 million in 2005 (including $175.0 million under a revolving credit facility), $5.0 million in 2006, $59.8 million in 2007, $0.0 million in 2008 and $933.5 million thereafter.

Interest cost incurred by the Company totaled $28.9 million and $49.5 million for the three and six months ended June 30, 2004 and $18.1 million and $36.6 million for the three and six months ended June 30, 2003, respectively. Included in these totals is capitalized interest of $0.0 million for the three and six months ended June 30, 2004 and $0.7 million and $1.4 million for the three and six months ended June 30, 2003, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 4 -- EQUITY

Common Stock

On June 30, 2004 and December 31, 2003, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On June 30, 2004 and December 31, 2003, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

NOTE 5 -- RETIREMENT BENEFITS

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

The net periodic benefit cost was as follows:




                                     SIX MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30, 2004             JUNE 30, 2003
                                                (DOLLARS IN MILLIONS)
                                    ---------------------    -------------------
Net Periodic cost
Service cost                            $19.2                      $17.1
Interest cost                            76.8                       79.3
Expected return on plan assets          (92.4)                     (91.8)
Amortization                             22.9                        8.9
                                        -----                      -----
Net periodic benefit cost               $26.5                      $13.5
                                        =====                      =====



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

On December 8, 2003, the Medicare Act was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 5 -- RETIREMENT BENEFITS (CONT.)

Prescription Drug, Improvement and Modernization Act of 2003". This FSP provides companies with guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. This FSP supercedes FSP 106-1 of the same subject matter that allowed employers to either defer or recognize the legislative effect. The new disclosure requirements will be effective for the first financial reporting period that begins after June 15, 2004. As such, any measurement of the accumulated postretirement benefit obligations or net periodic postretirement benefit cost in the 2004 and 2003 financial statements and accompanying footnotes do not reflect the effects of the Medicare Act.

The net periodic benefit cost was as follows:




                            SIX MONTHS ENDED           SIX MONTHS ENDED
                             JUNE 30, 2004              JUNE 30, 2003
                                         (DOLLARS IN MILLIONS)
                            ---------------------    ---------------------------
Net periodic benefit cost
Service cost                       $ 4.5                    $ 4.4
Interest cost                       27.4                     28.8
Amortization                       (13.9)                    (9.8)
                                   -----                    -----
Net periodic benefit cost          $18.0                    $23.4
                                   =====                    =====



NOTE 6 -- RELATED PARTY TRANSACTIONS

The Company was charged $2.8 million and $5.3 million by Ispat for the three and six months ended June 30, 2004 and $0.8 million and $4.1 million for the three and six months ended June 30, 2003, respectively for management, financial and legal services provided to the Company. The Company was also charged $0 million by Ispat North America Holding Inc. for corporate expense allocations for the three and six months ended June 30, 2004 and $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively. The Company charged Ispat $0.9 million and $1.5 million for the three and six months ended June 30, 2004 for operating and technical services and $0.3 million and $0.5 million for the three and six months ended June 30, 2003, respectively.

The Company purchased $33.9 million and $50.6 million of inventory from subsidiaries of Ispat during the three and six months ended June 30, 2004 and $15.8 million and $33.7 million during the three and six months ended June 30, 2003, respectively. The Company sold $6.3 million and $7.9 million of inventory to subsidiaries of Ispat for the three and six months ended June 30, 2004 and $1.4 million and $3.4 million for the three and six months ended June 30, 2003, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility which is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $35.9 million and $72.7 million for such tolling services for the three and six months ended June 30, 2004 and $35.1 million and $69.6 million for the three and six months ended June 30, 2003, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line, which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $74.7 million and $159.6 million for the three and six months ended June 30, 2004 and $84.6 million and $178.1 million for the three and six months ended June 30, 2003, respectively.

The Company's long-term debt due to related companies of $1,010.8 million and $877.3 million as of June 30, 2004 and December 31, 2003, respectively, comprises $795.0 million and $661.5 million, respectively, payable to Ispat Inland Finance, LLC and $215.8 million of advances from Ispat and other subsidiaries of Ispat. The accrued interest on the advances from Ispat and other subsidiaries of Ispat was $23.1 million and $17.7 million at June 30, 2004 and December 31, 2003, respectively. Under certain debt agreements, these advances cannot be repaid until the Company's leverage falls to specified levels and sufficient

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 6 -- RELATED PARTY TRANSACTIONS (CONT.)

cumulative earnings have been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $19.8 million and $29.5 million for the three and six months ended June 30, 2004 and $9.3 million and $18.8 million for the three and six months ended June 30, 2003, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Ispat and its other subsidiaries mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at June 30, 2004 range from 2.9% to 5.6%. At June 30, 2004 the Company has both the ability and intent to refinance the unpaid interest as the obligations mature, therefore it has been shown as long-term. Interest expense related to the advances from Ispat and its other subsidiaries was $2.7 million and $5.5 million for the three and six months ended June 30, 2004 and $2.1 million and $4.2 million for the three and six months ended June 30, 2003, respectively.

The Company's note receivable from a related company of $25.6 million and $5.6 million at June 30, 2004 and December 31, 2003, respectively is due from Ispat Inland, L.P. Interest income on this receivable was $0.6 million and $0.7 million for the three and six months ended June 30, 2004 and $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat, costs incurred in relation to settlement of the interest collar and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $32.0 million and $5.4 million at June 30, 2004 and December 31, 2003, respectively, consists of trade and other intercompany expenses. The Company's receivable from related companies of $6.2 million and $4.9 million at June 30, 2004 and December 31, 2003, respectively, consists of trade and other intercompany receivables.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

At June 30, 2004 and December 31, 2003, the Company guarantees $47.7 million and $54.5 million, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's Condensed Consolidated Balance Sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to its 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of June 30, 2004.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 million letter of credit which expired on July 9, 2003, and had made $242 million of contributions to its Pension Plan through June 30, 2003, including $54.5 million in the first quarter of 2003. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 million letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to contribute $160 million over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to the Company's Pension Plan. The Company contributed $50 million in July 2003, and is required to contribute $82.5 million in 2004 and $27.5 million in 2005. Outside of this Agreement, the Company also contributed $21 million in September 2003. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the Pension Plan and certain tests have been met.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES (CONT.)

Under the Agreement, Ryerson Tull Inc., the former parent of the Company, also provided to the PBGC a $50 million guarantee of the Company's Pension Plan obligations, later issuing a letter of credit to secure this guarantee. The Company committed to take all necessary action to replace the guaranty/letter of credit by July 16, 2003, but was unable to do so, and therefore the guaranty and letter of credit continued in place. Separately, on September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. The $21 million received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company has agreed to make specified monthly contributions to its Pension Plan totaling $29 million over the twelve-month period beginning January 2004, thereby eliminating any remaining guaranty/letter of credit obligations of Ryerson Tull with respect to the Company's Pension Plan. Of the $35.8 million and the $67.3 million contributions made during the three and six months ended June 30, 2004, $8.3 million and $12.3 million, respectively, reduced the amount of the Ryerson Tull guaranty/letter of credit. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of June 30, 2004 and December 31, 2003, the estimated minimum tolling charges remaining over the life of this agreement were approximately $184 million and $199 million, respectively.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 million cash fine, required $7 million in environmentally beneficial projects at the Indiana Harbor Works, and required that $19 million, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 million to $4 million per year over the next several years to perform the required Assessments. The Company paid the $3.5 million fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14 million, more than the required $7 million, in environmentally beneficial projects at the Indiana Harbor Works. The

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES (CONT.)

environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $28.2 million and $28.1 million as of June 30, 2004 and December 31, 2003, respectively, reflecting the $19 million plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over several years that may be material to the Company's business, financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 million to $5 million annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $30 million to $35 million to operate air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 Consent Decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA Consent Decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At June 30, 2004 and December 31, 2003, the Company's reserves for environmental liabilities totaled $36.9 million and $36.8 million, respectively, $22.2 million and $22.1 million of which is related to the sediment remediation under the 1993 EPA Consent Decree.

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $11.9 million and $1.6 million at June 30, 2004 and December 31, 2003, respectively.

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

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES (CONT.)

repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of June 30, 2004, the Company's cumulative cost reduction due to such tax credits totaled $170.9 million. The Company has not recognized any liability associated with this indemnity.

In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intended to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Ship Canal Waterways. The notice stated that the Company has been identified as a potentially responsible party due to alleged releases of hazardous materials from its Indiana Harbor Works facility. Such assessment has been substantially completed. The Company has been in negotiations with the trustees, and, as a consequence of such negotiations, has established a reserve of $8.7 million to cover anticipated liabilities in connection with this matter. The Company has signed a form of Consent Decree which resolves all matters relating to this issue. That Consent Decree has, however, not yet been lodged with the court. It is unknown when actual issuance of that order, with final resolution of the matter, will occur. Until such time as the matter is finally resolved, it is not possible to accurately predict, beyond the currently established reserve, the amount of the Company's potential liability or whether this potential liability could materially affect the Company's business, financial position and results of operations.

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

In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations, or cash flows of the Company.

NOTE 8 -- DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At June 30, 2004 and December 31, 2003, the Company had entered into contracts for these commodities for notional amounts of $54.0 million and $6.0 million, respectively which had fair values of

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8 -- DERIVATIVES (CONT.)

$6.6 million (asset) and $0.2 million (liability), respectively. For the three and six months ended June 30, 2004, the Company recorded gains of $4.2 million and $6.8 million, respectively, and for the three and six months ended June 30, 2003, the Company recorded gains of $0.4 million and $1.0 million, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0 million and $0.3 million on deposit with counterparties at June 30, 2004 and December 31, 2003, respectively, that was classified as an other asset on the balance sheet.

NOTE 9 -- ASSET RETIREMENT OBLIGATIONS

The Company adopted the provisions of SFAS No. 143 as of January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine, through the Environmental Impact Statement (EIS) process, does have a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. By doing this, the mine keeps up with the reclamation to avoid a huge cost at the end of the mine life. Each fall the MDNR conducts a field review of prior reclamation work, to point out deficiencies that need to be corrected. A complete environmental site assessment was done in 1996. The Minnesota Pollution Control Agency conducted a multi-media inspection of the entire property with no violations. Currently, Ispat Inland Mining Company believes it is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of June 30, 2004 and December 31, 2003, the estimated total future reclamation costs are $18.2 million.

The impact of adopting SFAS No. 143 on January 1, 2003 was an increase in assets and liabilities of $3.8 million and $6.3 million, respectively. A charge of $1.6 million (net of tax of $0.9 million) was reflected on the Condensed Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle.

Changes in the liability for asset retirement obligations during the six months ended June 30, 2004 consisted of the following (Dollars in Millions):


                           Balance as of December 31, 2003      $7.0
                           Liabilities incurred                  0.2
                                                                ----
                           Balance as of June 30, 2004          $7.2
                                                                ====


NOTE 10 -- RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three and six months ended June 30, 2004 were $3.0 million and $6.1 million and $2.9 million and $5.7 million for the three and six months ended June 30, 2003, respectively.

NOTE 11 -- PROPERTY TAX LIABILITY

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 12 -- WORKFORCE REDUCTION

For the quarter ended March 31, 2004, the Company recorded charges of $4.0 million for severance and termination benefit costs related to involuntary workforce reductions of approximately 130 salaried non-represented employees. The Company's remaining accrual for the workforce reductions totaled $0.4 million as of June 30, 2004 and is included in "Accrued expenses and other liabilities" in the Condensed Consolidated Balance Sheets. Cash payments during the first quarter were $3.2 million. The change in the accrual from $0.8 million at March 31, 2004 to $0.4 million at June 30, 2004 is due to cash payments to the affected employees during the second quarter.

NOTE 13 -- SALES OF POLLUTION ALLOWANCES

During the three and six months ended June 30, 2004, the Company sold 632 tons and 2,800 tons of Nitrous Oxide ("NOx") allowances for $1.9 million and $8.6 million, respectively, which was recorded in "Other Expense (Income), net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF  OPERATIONS


Comparison of Second Quarter 2004 to Second Quarter 2003

Steel shipments in the second quarter of 2004 of 1,426,089 tons increased by 56,309 tons, or 4.1%, from the second quarter 2003 shipments of 1,369,780 tons due to stronger demand across most markets. Increases occurred primarily in cold rolled, coated, and bar products, partially offset by a decrease in hot rolled product sales.

Sales revenue increased by 37.7% to $771.9 million in the second quarter of 2004 from $560.5 million in the second quarter of 2003. The average selling price per ton increased by 32.3% to $541 per ton, in the second quarter of 2004 from $409 per ton in the comparable 2003 period. The increase in the average selling price is due to higher base prices, the industry's implementation of pricing surcharges designed to offset escalation in the prices of key input commodities such as coke, scrap and iron ore and continued strong demand. Additionally, a higher percentage of cold rolled, coated and bar products sold in the second quarter 2004 contributed to the increase in the average selling price per ton as compared to the second quarter of 2003.

In the second quarter of 2004, the cost of goods sold increased to $626.1 million from $543.5 million in the second quarter of 2003. Compared to the second quarter of 2003, input costs dramatically increased for scrap, coke, coal, alloys, and fluxes. On a quarter to quarter basis, scrap prices increased approximately 83% while coke prices increased approximately 66%. Labor costs were higher in the second quarter of 2004 as compared to the second quarter of 2003 due to increases in pension expense resulting from the amortization of losses associated with lower interest rates and expected market returns, and employee profit sharing.

Selling and general administrative expenses of $7.6 million in the second quarter of 2004 increased by $.7 million from the second quarter of last year, due to increased operational value added taxes.

Depreciation expense increased by $.9 million to $25.2 million in the second quarter of 2004 from$24.3 million due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the second quarter of 2004 increased by $127.2 million to $113.0 million from a loss of $14.2 million in 2003. Higher sales volume and increases in selling prices were partially offset by an unprecedented increase in input costs, increased pension expense and the employee profit sharing.

Other (income) expense, net of $.3 million of income in the second quarter of 2004 increased by $.6 million from an expense of $.3 million in the second quarter of 2003, primarily due to the sale of pollution credits in the second quarter of 2004 partially offset by higher corporate expense. In the second quarter of 2004, the Company sold 632 tons of Nitrous Oxide allowances for $1.9 million. These allowances were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $28.9 million in the current quarter increased 66.0% from $17.4 million in the previous year's quarter due a higher interest rate on the newly refinanced debt and a higher level of debt.

OUTLOOK

With a continuation of the strong demand for steel, and anticipated higher selling prices, the Company expects the third quarter 2004 results to improve over the second quarter.

Comparison of First Six Months of 2004 to First Six Months of 2003

Steel shipments for the first six months of 2004 of 2,858,797 tons increased by 220,967 tons or 8.4% from the first six months 2003 shipments of 2,637,830 tons. Increases occurred in all product categories except hot rolled products.

Sales revenue increased by 29.0%, to $1,437.5 million in the first half of 2004 from $1,114.4 million in the first half of 2003. The average selling price per ton increased by 19.0%, to $503 per ton in the first six months of 2004 from $422 per ton in the comparable 2003 period. The increase in the average selling prices is due to higher base prices, the industry's implementation of pricing surcharges designed to offset escalation in the prices of key input commodities such as coke, scrap and iron ore and stronger market demand. Additionally, a higher percentage of cold rolled, coated, and bar products sold in the first half of 2004 contributed to the increase in the average selling price.

In the first half of 2004, the cost of goods sold increased to $1,179.3 million from $1,021.8 million in the first half of 2003. Included in the first half of 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, resulting from the reassessment of property taxes for the year 2002. Indiana's Legislature passed a law in 2001 which changes real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County where the Company's 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February 2004. Compared to the first half of 2003, input costs dramatically increased for scrap, coke, coal, alloys, fluxes, and natural gas. On a six month basis, for 2004 as compared to 2003, scrap increased approximately 86% and coke prices have increased approximately 53%. Labor costs were higher in the first half of 2004, as compared to the first half of 2003 due to increased pension expense and employee profit sharing. The first half of 2004 also included a charge of approximately $4.0 million for the severance costs resulting from an 8% salaried workforce reduction.

Selling and general administrative expenses of $14.3 million for the first six months of 2004 were $.7 million higher than the first six months of 2003 primarily due to increased operational value added taxes.

Depreciation expense increased by $1.6 million to $50.3 million in the first half of 2004 from $48.7 million due to the 2003 capital expenditures for the No. 7 Blast Furnace reline. Operating income in the first half of 2004 increased by $163.3 million to $193.6 million from $30.3 million in the first half of 2003. Increases in selling prices, higher sales volume, lower costs due to higher slab production resulting from the successful reline of #7 Blast Furnace, and the property tax reassessment were partially offset by an unprecedented increase in input costs, increased pension expense, employee profit sharing, and the severance. charge resulting from the salaried workforce reduction.

Other (income) expense, net of $5.2 million of income in the first six months of 2004 increased by $7.3 million from an expense of $2.1 million in the first six months of 2003 due to the sale of pollution credits. The Company sold 2,800 tons of Nitrous Oxide allowances for $8.6 million, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $49.5 million in the first six months of 2004 increased by $14.3 million from $35.2 million in the first six months of 2003 due to a higher interest rate on the newly refinanced debt and a higher level of debt.

The Company's cash balance at June 30, 2004 was $28.1 million and there was an additional $131.8 million of availability under the two credit facilities, for total liquidity of approximately $160 million. For the six months ended June 30, 2004, the Company generated net cash of $44.1 million from financing activities. On March 25, 2004, the Company received $775.5 million of net proceeds from the issuance and sale of $800 million of Senior Secured Notes. These net proceeds were used to retire the entire balance outstanding of $661.5 million of Tranche B and Tranche C Loans under its credit agreement, and repay the entire balance outstanding of $105 million under its inventory revolving credit facility, with the remainder of the proceeds used to reduce the amount outstanding under its receivables revolving credit facility. On July 13, 2004, the Company elected to exercise its prepayment option on the promissory note with a major supplier for $15 million. The note was due on July 20, 2004, and carried a fixed interest rate of 10%.

Cash generated by operations is the Company's primary source of cash and, as such, future operations will have a significant impact on the Company's cash balances and liquidity. The principal factors affecting the Company's cash generated by operations are average net realized prices, levels of shipments and the Company's operating costs.

For the six months ended June 30, 2004, net cash outflows from operations totaled $35.0 million, which is net of pension contributions of $67.3 million. Cash outflows from operations for the six months ended June 30, 2003 were $10.2 million, which included $54.5 million of pension contributions.

Changes in working capital, defined as the change in receivables, inventories and accounts payable, utilized cash of $176.1 million for the current period, including $113.9 million for increased receivables and $67.1 million for increased inventories. For the first six months of 2003, changes in working capital utilized $8.3 million of cash, including $35.5 million for increased inventories, partially offset by decreased receivables of $21.5 million.

Cash inflows for investing activities, which consist primarily of capital expenditures, offset by distributions from joint ventures, were $5.6 million for the current period, compared to cash outflows of $17.5 million for the year-ago period. Capital expenditures were $10.5 million for the current period compared to $31.1 million for the year-ago period. Net distributions from joint ventures were $16.1 million and $13.5 million for the first six months of 2004 and 2003, respectively.


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

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

         In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intended to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Ship Canal Waterways. The notice stated that the Company has been identified as a potentially responsible party due to alleged releases of hazardous materials from its Indiana Harbor Works facility. Such assessment has been substantially completed. The Company has been in negotiations with the trustees, and, as a consequence of such negotiations, has established a reserve of $8.7 million to cover anticipated liabilities in connection with this matter. The Company has signed a form of Consent Decree which resolves all matters relating to this issue. That Consent Decree has, however, not yet been lodged with the court. It is unknown when actual issuance of that order, with final resolution of the matter, will occur. Until such time as the matter is finally resolved, it is not possible to accurately predict, beyond the currently established reserve, the amount of the Company's potential liability or whether this potential liability could materially affect the Company's business, financial position and results of operations.


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


                                       ISPAT INLAND INC.




                                        By   /s/ Michael G. Rippey
                                            -------------------------------
                                            Michael G. Rippey
                                            Executive Vice President--Commercial
                                            and Chief Financial Officer
                                            Principal Financial Officer
                                            Principal Accounting Officer
                                            and Director

Date:     August 13, 2004

                                INDEX TO EXHIBITS



   EXHIBIT                                                                           SEQUENTIAL
   NUMBER                      DESCRIPTION                                            PAGE NO.



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
