Form 10-Q
period 2004-09-30
ISPAT INLAND INC
filed 2004-11-12
CIK 50548

================================================================================


                                                            THIRD QUARTER - 2004





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _x_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 10, 2004.


================================================================================

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2004 and 2003 (As Restated)                                              2

           Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three
           and Nine Months Ended September 30, 2004 and 2003                                            2

           Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2004 and 2003 (As Restated)                                              3

           Condensed Consolidated Balance Sheets as of September 30, 2004 and
           December 31, 2003 (As Restated)                                                              4

           Notes to Condensed Consolidated Financial Statements                                         5 - 18

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                  19 - 21

     ITEM 4.  Controls and Procedures                                                                   21


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                         22
     ITEM 5.  Other                                                                                     22
     ITEM 6.  Exhibits and Reports on Form 8-K                                                          22

                          PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30                     SEPTEMBER 30
                                                       -----------------------------    -----------------------------
                                                                           2003                             2003
                                                                       (AS RESTATED,                    (AS RESTATED,
                                                           2004        SEE NOTE 15)         2004        SEE NOTE 15)
                                                       ------------    -------------    ------------    -------------
NET SALES                                              $      909.1    $       541.5    $    2,346.6    $     1,655.9
                                                       ------------    -------------    ------------    -------------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                                          660.9            544.2         1,837.1          1,566.0
  Selling, general and
          administrative expenses                              10.0              8.0            29.6             26.2
  Depreciation                                                 25.1             24.2            75.4             72.9
                                                       ------------    -------------    ------------    -------------
      Total                                                   696.0            576.4         1,942.1          1,665.1
                                                       ------------    -------------    ------------    -------------

OPERATING PROFIT (LOSS)                                       213.1            (34.9)          404.5             (9.2)
Other (income) expense, net                                    (1.4)           (11.4)          (11.9)           (13.8)
Interest expense on debt                                       30.7             18.3            80.2             53.5
INCOME (LOSS) BEFORE INCOME TAXES AND
                                                       ------------    -------------    ------------    -------------
   CHANGE IN ACCOUNTING PRINCIPLE                             183.8            (41.8)          336.2            (48.9)
PROVISION (BENEFIT) FOR INCOME TAXES                           63.9            (15.5)          119.2            (19.3)
                                                       ------------    -------------    ------------    -------------
NET INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                                       119.9            (26.3)          217.0            (29.6)
Cumulative effect of change in
   accounting principle, net of tax of $0.9 (Note 9)             --               --              --             (1.6)
                                                       ------------    -------------    ------------    -------------
NET INCOME (LOSS)                                      $      119.9    $       (26.3)   $      217.0    $       (31.2)
                                                       ============    =============    ============    =============


  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30                     SEPTEMBER 30
                                                           2004             2003            2004             2003
                                                       ------------    -------------    ------------    -------------
Net income (loss)                                      $      119.9    $       (26.3)   $      217.0    $       (31.2)
Other comprehensive income, net of tax:                          --               --              --               --
                                                       ------------    -------------    ------------    -------------
COMPREHENSIVE INCOME (LOSS)                            $      119.9    $       (26.3)   $      217.0    $       (31.2)
                                                       ============    =============    ============    =============


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                                   2003 (AS RESTATED,
                                                                                   2004               SEE NOTE 15)
                                                                             ------------------    ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                          $            217.0    $            (31.2)
                                                                             ------------------    ------------------
  Adjustments to reconcile net income (loss) to net
          cash from operating activities:
    Gain on early extinguishment of debt                                                     --                  (0.9)
    Loss on sale of property, plant and equipment                                            --                   0.5
    Change in accounting principle                                                           --                   2.5
    Depreciation                                                                           75.4                  72.9
    Amortization of debt premium                                                             --                  (0.8)
    Undistributed earnings from joint ventures                                            (43.5)                (22.2)
    Deferred income taxes                                                                 119.2                 (20.2)
    Change in:
      Receivables                                                                        (163.1)                 41.2
      Inventories                                                                        (146.1)                 35.5
      Other assets                                                                         (1.8)                 (3.5)
      Accounts payable                                                                     28.0                  22.4
      Payables to/receivables from related companies                                       46.5                  28.5
      Other accrued liabilities                                                            17.0                   5.3
      Deferred employee benefit cost                                                      (14.7)               (149.5)
      Pension contribution                                                                (70.3)                 34.9
      Other items                                                                          (3.2)                  7.2
                                                                             ------------------    ------------------
      Net adjustments                                                                    (156.6)                 53.8
                                                                             ------------------    ------------------
          Net cash from operating activities                                               60.4                  22.6

INVESTING ACTIVITIES
  Capital expenditures                                                                    (18.6)                (93.9)
  Proceeds from sale of property, plant and equipment                                        --                   0.2
  (Investments in, advances to) and distributions from joint ventures, net                 29.0                  20.6
                                                                             ------------------    ------------------
          Net cash from investing activities                                               10.4                 (73.1)

FINANCING ACTIVITIES
  Payments on long-term debt                                                             (662.2)                 (6.7)
  Proceeds from issuance of long-term debt                                                794.9                    --
  Payments on note payable to unaffiliated company                                        (15.0)                   --
  Dividends                                                                                  --                 (15.9)
  Proceeds from (payments of) note receivable from related company                        (20.6)                 15.0
  Bank overdrafts                                                                          (2.9)                  1.9
  Proceeds from (payments of) revolver borrowings, net                                   (135.0)                 59.0
                                                                             ------------------    ------------------
          Net cash from financing activities                                              (40.8)                 53.3
                                                                             ------------------    ------------------

Net change in cash and cash equivalents                                                    30.0                   2.8
Cash and cash equivalents - beginning of period                                            13.4                  10.0
                                                                             ------------------    ------------------
Cash and cash equivalents - end of period                                    $             43.4    $             12.8
                                                                             ==================    ==================

Non-cash activity:
  Asset retirement obligation impact on:
    Property                                                                                 --                   3.8
    Other long-term obligations                                                              --                   6.3
  Conversion of accrued interest on Ispat advances to debt                                  7.3                   6.5

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                                       DECEMBER 31, 2003
                                                                             SEPTEMBER 30, 2004    (AS RESTATED, SEE NOTE 15)
                                                                             ------------------    --------------------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                                $             43.4    $                     13.4
    Receivables, less provision for allowances, claims and                                378.5                         215.4
          doubtful accounts of $14.8 and $22.6
    Receivables from related companies                                                      6.5                           4.9
    Inventories                                                                           517.9                         371.8
    Deferred income taxes                                                                  26.5                          26.5
                                                                             ------------------    --------------------------
          Total current assets                                                            972.8                         632.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                           228.8                         214.3
  PROPERTY, PLANT AND EQUIPMENT, NET                                                    1,694.5                       1,751.3
  NOTE RECEIVABLE FROM RELATED COMPANIES                                                   26.2                           5.6
  DEFERRED INCOME TAXES                                                                   285.5                         404.7
  PENSION INTANGIBLE ASSET                                                                 65.6                          65.6
  OTHER ASSETS                                                                             64.3                          62.5
                                                                             ------------------    --------------------------
          Total Assets                                                       $          3,337.7    $                  3,136.0
                                                                             ==================    ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                                         $            210.8    $                    182.8
    Note payable and revolving credit facilities                                          105.0                         255.0
    Bank overdrafts                                                                         3.3                           6.2
    Payables to related companies                                                          53.5                           5.4
    Pension contribution                                                                   41.2                         111.5
    Accrued expenses and other liabilities                                                167.2                         157.5
    Long-term debt due within one year
      Related companies (Note 6)                                                             --                           7.0
      Other                                                                                 0.8                            --
                                                                             ------------------    --------------------------
          Total current liabilities                                                       581.8                         725.4
  LONG-TERM DEBT
    Related companies  (Note 6)                                                         1,030.9                         883.0
    Other                                                                                 203.3                         205.0
  DEFERRED EMPLOYEE BENEFITS                                                            1,632.7                       1,647.4
  OTHER LONG-TERM OBLIGATION                                                               59.3                          62.5
                                                                             ------------------    --------------------------
          Total liabilities                                                             3,508.0                       3,523.3
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                                        90.0                          90.0
    Common stock                                                                          320.0                         320.0
    Accumulated deficit                                                                   (16.0)                       (233.0)
    Accumulated other comprehensive loss                                                 (564.3)                       (564.3)
                                                                             ------------------    --------------------------
          Total stockholders' deficit                                                    (170.3)                       (387.3)
                                                                             ------------------    --------------------------
          Total Liabilities and Stockholders' Deficit                        $          3,337.7    $                  3,136.0
                                                                             ==================    ==========================


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003, which will be restated as described in Footnote 15.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

STOCK OPTION PLAN

In 1999, Ispat International N.V. ("Ispat") established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Under the terms of the Ispat Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. Prior to 2003, the Company, which participates in the Ispat Plan, accounted for stock options under the recognition and measurement provisions of Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2003 or during the nine months ended September 30, 2004 and accordingly, no compensation expense has been recognized in 2003 and the nine months ended September 30, 2004.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                              (DOLLARS IN MILLIONS)             (DOLLARS IN MILLIONS)
                                                           2004               2003             2004               2003
                                                       --------------    --------------    --------------    --------------
Net Income/(Loss) - as reported                        $        119.9    ($        26.3)   $        217.0    ($        31.2)

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                        --                --                --                --
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                             (0.1)             (0.2)             (0.1)             (0.5)
                                                       --------------    --------------    --------------    --------------
Net Income/(Loss) - pro forma                          $        119.8    ($        26.5)   $        216.9    ($        31.7)
                                                       --------------    --------------    --------------    --------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised December 2003) (SFAS No. 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to revise employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. SFAS No. 132R was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosure requirements of SFAS No. 132R in December 2003.

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis.

The Company determined that the prescription drug benefit provided by the Company's post-retirement benefit plan as of the date of the Act's enactment was at least actuarially equivalent to those of Medicare Part D and, accordingly, the Company will be entitled to the federal subsidy when it begins in calendar year 2006. On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. The Company calculated the effect of the Medicare subsidy on its APBO as of December 8, 2003, the date of the Act's enactment (all other actuarial assumptions determined as of November 30, 2003 were not changed). Based on this calculation, the Company recognized the effects of the Medicare subsidy on its net periodic post-retirement benefit costs which reduced this expense and improved earnings by $1.7 million and $4.7 million for the three and nine months ended September 30, 2004, respectively (refer to Note 5 - Retirement Benefits). Additionally, the accumulated postretirement benefit obligation was also reduced to $837.9 million from $906.9 million as a result of this subsidy.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                                             SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                             ------------------    ------------------
In process and finished steel                                                $            343.8    $            246.7
Raw materials and supplies:
  Iron ore                                                                                 55.8                  65.7
  Scrap and other raw materials                                                            94.1                  32.6
  Supplies                                                                                 24.2                  26.8
                                                                             ------------------    ------------------
                                                                                          174.1                 125.1
                                                                             ------------------    ------------------
          Total                                                              $            517.9    $            371.8
                                                                             ==================    ==================


NOTE 3 - DEBT

PRIOR DEBT

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat International N.V. ("Ispat"), Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston was the agent (the "Agent"). The Credit Agreement consisted of a $350 million Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 million Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 million letter of credit that expired on July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 million over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to its pension plan. The Company contributed $50 million in July 2003, and is required to contribute $82.5 million in 2004 and $27.5 million in 2005. Outside of this PBGC Agreement, the Company also contributed $21 million in September 2003. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the pension plan and certain tests have been met. At September 30, 2004, $97.8 million has been contributed to the pension plan. Each of the Tranche B Loan and Tranche C Loan had scheduled principal repayments of $0.875 million per quarter until maturity.

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

As a further credit enhancement under the Credit Agreement, the Facilities were fully and unconditionally guaranteed for as long as the obligations were outstanding by the Company, certain subsidiaries of the Company and Ispat. The Company could have been required to perform under the guarantee if an event of default as defined in the Credit Agreement occurred under the Facilities. Additionally, in April 2003, the security package was further enhanced by the addition of a second position in the Company's inventory, spare parts, mobile equipment and

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - DEBT (CONT.)

ownership interest in Ispat Inland Administrative Service Company ("IIASC"). At December 31, 2003, the Company had an outstanding balance of $661.5 million for the Term Loans in its Condensed Consolidated Balance Sheet.

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

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Ispat and certain other affiliates of the Borrower. At September 30, 2004, the Company had an outstanding balance of $795.1 million for the Senior Secured Notes in its Condensed Consolidated Balance Sheet.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - DEBT (CONT.)

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

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Ispat and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. Such indenture also contains limited covenants that are applicable to Ispat. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on September 30, 2004.

Ispat Inland Administrative Services Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $200 million (increased from $185 million in July 2004) committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, the trustee retains initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This practice has no impact on cash available to the Company under the facility. At September 30, 2004, based on the amount of eligible collateral, there was $70.1 million of additional availability under the line. Drawings under the line at September 30, 2004 included $105.0 million of loans and $24.9 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverage.

On April 30, 2003, the Company replaced its $120 million inventory-backed credit facility with a four-year approximately $175 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC. Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At September 30, 2004, there were no drawings under the line and, based on the amount of eligible collateral, there was $173.2 million of availability under the line.

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

NOTE 3 - DEBT (CONT.)

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

Maturities of debt obligations (excluding Ispat International advances and amounts outstanding under the revolving credit facilities at September 30, 2004) are: $0.0 million in 2004, $0.8 million in 2005, $5.0 million in 2006, $59.8 million in 2007, $0.0 million in 2008 and $933.6 million thereafter.

Interest cost incurred by the Company totaled $30.7 million and $80.2 million for the three and nine months ended September 30, 2004 and $18.8 million and $55.4 million for the three and nine months ended September 30, 2003, respectively. Included in these totals is capitalized interest of $0 million for the three and nine months ended September 30, 2004 and $0.5 million and $1.9 million for the three and nine months ended September 30, 2003, respectively.

NOTE 4 - EQUITY

Common Stock

On September 30, 2004 and December 31, 2003, the Company had 1,000 shares authorized of common stock, $0.01 par value ("Common Stock"), of which 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Ispat.

Cumulative Preferred Stock

On September 30, 2004 and December 31, 2003, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $0.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Ispat. The Preferred Stock has liquidation preference over the Common Stock.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 5 - RETIREMENT BENEFITS (CONT.)

The net periodic benefit cost was as follows:

                                                                             NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                                        (DOLLARS IN MILLIONS)
                                                                             ------------------    ------------------
Net Periodic cost
Service cost                                                                 $             28.9    $             25.7
Interest cost                                                                             115.2                 119.0
Expected return on plan assets                                                           (138.6)               (137.7)
Amortization                                                                               34.3                  13.4
                                                                             ------------------    ------------------
Net periodic benefit cost                                                    $             39.8    $             20.4
                                                                             ==================    ==================


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

As discussed in Note 1, the Company recognized the effects of the 2003 Medicare Act during the third quarter of 2004. The net periodic postretirement benefit cost was reduced by $1.7 million and $4.7 million for the three and nine months ended September 30, 2004, respectively.

The net periodic benefit cost was as follows:

                                                                             NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                                        (DOLLARS IN MILLIONS)
                                                                             ------------------    ------------------
Net periodic benefit cost
Service cost                                                                 $              6.3    $              6.6
Interest cost                                                                              37.8                  43.2
Amortization                                                                              (21.9)                (14.8)
                                                                             ------------------    ------------------
Net periodic benefit cost                                                    $             22.2    $             35.0
                                                                             ==================    ==================


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $2.3 million and $7.6 million by Ispat for the three and nine months ended September 30, 2004 and $0.6 million and $4.7 million for the three and nine months ended September 30, 2003, respectively for management, financial and legal services provided to the Company. The Company was also charged $0 million by Ispat North America Holding Inc. for the three and nine months ended September 30, 2004 and $0.3 million and $0.7 million for the three and nine months ended September 30, 2003, respectively for corporate expense allocations. The Company charged Ispat $0.9 million and $2.4 million for the three and nine months ended September 30, 2004 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2003, respectively for operating and technical services.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

The Company purchased $32.1 million and $82.7 million of inventory from subsidiaries of Ispat during the three and nine months ended September 30, 2004 and $12.6 million and $46.3 million during the three and nine months ended September 30, 2003, respectively. The Company sold $2.0 million and $9.9 million of inventory to subsidiaries of Ispat for the three and nine months ended September 30, 2004 and $1.4 million and $4.8 million for the three and nine months ended September 30, 2003, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility which is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $37.8 million and $110.5 million for such tolling services for the three and nine months ended September 30, 2004 and $35.7 million and $105.3 million for the three and nine months ended September 30, 2003, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line, which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $74.3 million and $233.9 million for the three and nine months ended September 30, 2004 and $71.7 million and $249.8 million for the three and nine months ended September 30, 2003, respectively.

The Company's long-term debt due to related companies of $1,030.9 million and $890.0 million as of September 30, 2004 and December 31, 2003, respectively, comprises $795.1 million and $661.5 million, respectively, payable to Ispat Inland Finance, LLC and $235.8 million and $228.5 million, respectively, of advances from Ispat and other subsidiaries of Ispat. Under certain debt agreements, these advances cannot be repaid until the Company's leverage falls to specified levels and sufficient cumulative earnings have been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $20.1 million and $49.6 million for the three and nine months ended September 30, 2004 and $9.1 million and $27.9 million for the three and nine months ended September 30, 2003, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Ispat and its other subsidiaries mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at September 30, 2004 range from 2.9% to 5.6%. Interest expense related to the advances from Ispat and its other subsidiaries was $3.9 million and $9.4 million for the three and nine months ended September 30, 2004 and $2.2 million and $6.4 million for the three and nine months ended September 30, 2003, respectively. The accrued interest on the advances from Ispat and other subsidiaries of Ispat was $7.0 million at September 30, 2004 and $5.0 million at December 31, 2003, respectively. The interest on the advances is payable on their anniversary dates; if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

The Company's note receivable from a related company of $26.2 million and $5.6 million at September 30, 2004 and December 31, 2003, respectively is due from Ispat Inland, L.P. Interest income on this receivable was $0.7 million and $1.4 million for the three and nine months ended September 30, 2004 and $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Ispat, costs incurred in relation to settlement of the interest collar and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $53.5 million and $5.4 million at September 30, 2004 and December 31, 2003, respectively, consists of trade and other intercompany expenses. The Company's receivable from related companies of $6.5 million and $4.9 million at September 30, 2004 and December 31, 2003, respectively, consists of trade and other intercompany receivables.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At September 30, 2004 and December 31, 2003, the Company guarantees $40.7 million and $54.5 million, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's Condensed Consolidated Balance Sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to its 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this term as of September 30, 2004.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 million letter of credit which expired on July 9, 2003, and has made certain specified contributions to its Pension Plan. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 million letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to contribute $160 million over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to the Company's Pension Plan. The Company contributed $50 million in July 2003, and is required to contribute $82.5 million in 2004 and $27.5 million in 2005. Outside of this Agreement, the Company also contributed $21 million in September 2003. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the Pension Plan and certain tests have been met.

Under the Agreement, Ryerson Tull Inc., the former parent of the Company, also provided to the PBGC a $50 million guarantee of the Company's Pension Plan obligations, later issuing a letter of credit to secure this guarantee. The Company committed to take all necessary action to replace the guaranty/letter of credit by July 16, 2003, but was unable to do so, and therefore the guaranty and letter of credit continued in place. Separately, on September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. The $21 million received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company has agreed to make specified monthly contributions to its Pension Plan totaling $29 million over the twelve-month period beginning January 2004, thereby eliminating any remaining guaranty/letter of credit obligations of Ryerson Tull with respect to the Company's Pension Plan. Of the $30.5 million and the $97.8 million of contributions made to the Company's pension plan during the three and nine months ended September 30, 2004, $16.7 million and $29.0 million, respectively, reduced the amount of, and by September 15, 2004, eliminated the Ryerson Tull guaranty/letter of credit. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which is recorded as a deferred asset on the balance sheet and will be credited against required cash payments during the second half of the energy tolling arrangement. As of September 30, 2004 and December 31, 2003, the estimated minimum tolling charges remaining over the life of this agreement were approximately $177 million and $199 million, respectively.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "Consent Decree") against, among others, Ispat Inland Inc. The Consent Decree assessed a $3.5 million cash fine, required $7 million in environmentally beneficial projects at the Indiana Harbor Works, and required that $19 million, plus interest, be spent in assessing and remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). In addition, the Consent Decree required remediation of the Company's Indiana Harbor Works (the "Corrective Action"). The Corrective Action liability is a distinct and separate responsibility under the Consent Decree. The Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: (1) assessment of the site in two separate phases (including stabilization measures), (2) evaluation of remediation alternatives and (3) remediation of the site where required. The Company is presently working on the assessment step of the Corrective Action. At the completion of the second phase of assessments, the Company will be able to estimate the required Corrective Action cleanup costs. The Company currently expects to expend $2 million to $4 million per year over the next several years to perform the required Assessments. The Company paid the $3.5 million fine on July 9, 1993 and recognized the fine in the early 1990s prior to Ispat's acquisition. In addition, pursuant to the Consent Decree, the Company completed $14 million, more than the required $7 million, in environmentally beneficial projects at the Indiana Harbor Works. The environmentally beneficial projects consisted of the installation of sludge dewatering and sludge briquetting and recycling equipment which have allowed the re-use of these former waste products into the process. The required environmentally beneficial projects have been fully completed and no additional beneficial projects are required. The Sediment Remediation is currently in the assessment phase. The Company's reserve for the remaining environmental obligations under the Consent Decree totaled $28.2 million and $28.1 million as of September 30, 2004 and December 31, 2003, respectively, reflecting the $19 million plus interest for the Sediment Remediation liabilities, and amounts for the Corrective Action assessments. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of or the time required to satisfy its Corrective Action obligations under the Consent Decree. It is expected that assessment and remediation of the site will require significant expenditures over several years that may be material to the Company's business, financial position and results of operations. Insurance coverage with respect to work required under the Consent Decree is not significant.

It is anticipated that the Company will make capital expenditures of $2 million to $5 million annually in each of the next five years for the construction, and have ongoing annual expenditures (non-capital) of $30 million to $35 million to operate air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the 1993 Consent Decree in the 1990 EPA lawsuit, to materially affect the Company's results of operations or financial position. Corrective actions relating to the EPA Consent Decree may require significant expenditures over the next several years that may be material to the results of operations or financial position of the Company. At September 30, 2004 and December 31, 2003, the Company's reserves for environmental liabilities totaled $36.9 million and $36.8 million, respectively, $22.2 million and $22.1 million of which is related to the sediment remediation under the 1993 EPA Consent Decree.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $23.4 million and $1.6 million at September 30, 2004 and December 31, 2003, respectively.

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

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of September 30, 2004, the Company's cumulative cost reduction due to such tax credits totaled $178.4 million. The Company has not recognized any liability associated with this indemnity.

In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intended to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Ship Canal Waterways. The notice stated that the Company has been identified as a potentially responsible party due to alleged releases of hazardous materials from its Indiana Harbor Works facility. Such assessment has been substantially completed. The Company has been in negotiations with the trustees, and, as a consequence of such negotiations, has established a reserve of $8.7 million to cover anticipated liabilities in connection with this matter. The Company has signed a form of Consent Decree which resolves all matters relating to this issue. The court is considering public comments which were made after the August 30, 2004 lodging of the Consent Decree. It is unknown when actual issuance of that order, with final resolution of the matter, will occur. Until such time as the matter is finally resolved, it is not possible to accurately predict, beyond the currently established reserve, the amount of the Company's potential liability or whether this potential liability could materially affect the Company's business, financial position and results of operations.

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

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At September 30, 2004 and December 31, 2003, the Company had entered into contracts for these commodities for notional amounts of $123.7 million and $6.0 million, respectively which had fair values of $20.3 million (asset) and $0.2 million (liability), respectively. For the three and nine months ended September 30, 2004, the Company recorded gains of $13.7 million and $20.3 million, respectively, and for the three and nine months ended September 30, 2003, the Company recorded (losses)/gains of $(0.4) million and $0.7 million, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0 million and $0.3 million on deposit with counterparties at September 30, 2004 and December 31, 2003, respectively, that was classified as an other asset on the balance sheet.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS (CONT.)

Currently, Ispat Inland Mining Company, a subsidiary of the Company, believes it is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of September 30, 2004 and December 31, 2003, the estimated total future reclamation costs are $18.2 million.

The impact of adopting SFAS No. 143 on January 1, 2003 was an increase in assets and liabilities of $3.8 million and $6.3 million, respectively. A charge of $1.6 million (net of tax of $0.9 million) was reflected on the Condensed Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of Change in Accounting Principle.

Changes in the liability for asset retirement obligations during the nine months ended September 30, 2004 and 2003 consisted of the following (Dollars in Millions):

                                               2004   2003
                                               ----   ----
        Balance as of January 1                $7.0   $6.6
        Liabilities incurred                    0.3    0.3
                                               ----   ----
        Balance as of September 30             $7.3   $6.9
                                               ====   ====

NOTE 10  - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three and nine months ended September 30, 2004 were $3.1 million and $9.2 million respectively, and for the three and nine months ended September 30, 2003 were $2.9 million and $8.7 million, respectively.

NOTE 11 - PROPERTY TAX LIABILITY

For the quarter ended March 31, 2004, the Company recorded a favorable adjustment to cost of goods sold of $35.0 million due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

NOTE 12 - WORKFORCE REDUCTION

For the quarter ended March 31, 2004, the Company recorded charges of $4.0 million for severance and termination benefit costs related to involuntary workforce reductions of approximately 130 salaried non-represented employees. The Company's remaining accrual for the workforce reductions totaled $0.3 million as of September 30, 2004 and is included in "Accrued expenses and other liabilities" in the Condensed Consolidated Balance Sheets. Cash payments during the first quarter were $3.2 million. The change in the accrual from $0.8 million at March 31, 2004 to $0.3 million at September 30, 2004 is due to cash payments to the affected employees during the second and third quarters.

NOTE 13 - SALES OF POLLUTION ALLOWANCES

During the three and nine months ended September 30, 2004, the Company sold 0 tons and 3,432 tons of Nitrous Oxide ("NOx") allowances for $0 million and $8.6 million, respectively, which was recorded in "Other Expense (Income), net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 14 - SUBSEQUENT EVENT

On October 25, 2004, the Company's parent, Ispat International N.V. (Ispat) announced that it had agreed to acquire LNM Holdings N.V. (LNM). Upon completion of the transaction, the Company will be renamed Mittal Steel Company N.V. (Mittal Steel). Simultaneously, Ispat and International Steel Group (ISG) announced that their Boards of Directors had unanimously approved a definitive agreement under which Ispat and ISG would merge.

Under terms of the agreement with LNM, Ispat will issue 525 million (approximately 140 million Class A shares and approximately 385 million Class B shares) to the shareholder of LNM. Under the terms of the agreement with ISG, ISG shareholders will receive $21.00 per share in cash and a number of Mittal Steel shares equal to $21.00 divided by the average closing price of Mittal Steel for the twenty trading days prior to closing, up to a maximum of 0.6087 shares and a minimum of 0.4793 shares.

The acquisition of LNM is subject to a number of conditions including, among others, the approval of the shareholders of Ispat. The combination of Ispat and LNM is expected to be completed by the end of 2004. The merger with ISG is subject to approval by the shareholders of ISG and Ispat as well as regulatory approvals and satisfaction of other customary closing conditions. Additionally, the transaction is subject to the completion of the acquisition of LNM by Ispat. The ISG transaction is expected to be completed by the end of the first quarter of 2005.

NOTE 15 - RESTATEMENT

Subsequent to the issuance of the consolidated financial statements for the period ended December 31, 2003, the Company determined that (i) borrowings outstanding under its revolving credit facilities previously reported as long term debt - other should be classified as short-term liabilities in accordance with the provisions set forth in SFAS No.6, "Classification of Short-Term Obligations Expected to Be Refinanced", and Emerging Issues Task Force (EITF) 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", (ii) accrued interest on the advances from Ispat and other subsidiaries previously reported as other long term liabilities should have been classified as long-term debt - related parties and accrued interest on debt, and (iii) management, financial and legal services charged to the Company by Ispat and corporate expenses allocated to the Company from Ispat North America Holding Inc. previously reported as other expense should have been classified as selling, general and administrative expenses.

As a result, the accompanying 2003 Condensed Consolidated Financial Statements have been restated to reclassify (i) $240.0 borrowings at December 31, 2003 under the revolving credit facilities from long term debt - other to current liabilities, (ii) $17.7 accrued interest at December 31, 2003 on advances from Ispat and other subsidiaries from other long term liabilities to long term debt
- related parties ($12.7 million) and accrued interest on debt ($5.0 million) and (iii) expenses of $0.9 and $5.4 for the three and nine months ended September 30, 2003, respectively, from other expense to selling, general and administrative expenses, which results in a corresponding increase to operating loss, but with no impact to net loss for those periods.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations gives effect to the restatement discussed in Note 15 to the Condensed Consolidated Financial Statements.

Comparison of Third Quarter 2004 to Third Quarter 2003

Steel shipments in the third quarter of 2004 of 1,470,238 tons increased by 159,341 tons, or 12.2%, from the third quarter 2003 shipments of 1,310,897 tons due to a combination of higher production levels resulting from the successful reline of the No. 7 Blast Furnace which was completed early in the fourth quarter of 2003 and stronger demand across most markets. Increases occurred primarily in hot rolled, cold rolled, and bar products, partially offset by a decrease in non-prime product sales.

Sales revenue increased by 67.9% to $909.1 million in the third quarter of 2004 from $541.5 million in the third quarter of 2003. The average selling price per ton increased by 49.7% to $618 per ton in the third quarter of 2004 from $413 per ton in the comparable 2003 period. The increase in the average selling price is due to higher base prices, the industry's implementation of pricing surcharges designed to offset escalation in the prices of key input commodities such as coke, scrap and iron ore and continued strong demand. A higher percentage of hot rolled products in the mix had an adverse impact on the average price per ton in the third quarter of 2004 as compared to the third quarter of 2003.

 In the third quarter of 2004, the cost of goods sold increased to $660.9 million from $544.2 million in the third quarter of 2003. Compared to the third quarter of 2003, input costs dramatically increased for scrap, coke, coal, alloys, and fluxes. Labor costs were higher in the third quarter of 2004 as compared to the third quarter of 2003 due to increases in employee profit sharing and pension expense.

Selling and general administrative expenses of $10.0 million in the third quarter of 2004 increased by $2.0 million from the third quarter of last year, due to higher management, financial and legal services charged by Ispat and increased operational value added taxes.

Depreciation expense increased by $0.9 million to $25.1 million in the third quarter of 2004 from $24.2 million in the third quarter last year due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the third quarter of 2004 increased by $248.0 million to $213.1 million from a loss of $34.9 million in 2003. Higher sales volume and increases in selling prices were partially offset by an unprecedented increase in input costs, increased employee profit sharing and pension expense.

Other (income) expense, net of $1.4 million of income in the third quarter of 2004 decreased by $10.0 million from income of $11.4 million in the third quarter of 2003. The third quarter of 2003 included $10.7 million associated with the $21.0 million settlement agreement with Ryerson Tull. On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21.0 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat.

Interest expense of $30.7 million in the current quarter increased 67.8% from $18.3 million in the year ago quarter due a higher interest rate on the newly refinanced debt and a higher level of debt.

Outlook

With a softening in the demand for steel in the fourth quarter of 2004, the Company expects to generate strong, but lower profits compared to the record level of the third quarter of 2004.

Comparison of First Nine Months of 2004 to First Nine Months of 2003

Steel shipments for the first nine months of 2004 of 4,329,035 tons increased by 380,308 tons or 9.6% from the first nine months 2003 shipments of 3,948,727 tons. Increases occurred in all product categories except non-prime products.

Sales revenue increased by 41.7% to $2,346.6 million in the first nine months of 2004 from $1,655.9 million in the first nine months of 2003. The average selling price per ton increased by 29.3% to $542 per ton in the first nine months of 2004 from $419 per ton in the comparable 2003 period. The increase in the average selling prices is due to higher base prices, the industry's implementation of pricing surcharges designed to offset escalation in the prices of key input commodities such as coke, scrap and iron ore and stronger market demand.

In the first nine months of 2004, the cost of goods sold increased to $1,837.1 million from $1,566.0 million in the first nine months of 2003. Included in the first nine months of 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, resulting from the reassessment of property taxes for the year 2002. Indiana's Legislature passed a law in 2001 which changed real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County where our 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February, 2004. Compared to the first nine months of 2003, input costs dramatically increased for scrap, coke, coal, alloys, fluxes, and natural gas. Labor costs were higher in the first nine months of 2004 as compared to the first nine months of 2003 due to increased employee profit sharing and higher pension expense. The first nine months of 2004 also included a charge of approximately $4.0 million for the severance costs resulting from an 8% salaried workforce reduction.

Selling and general administrative expenses of $29.6 million for the first nine months of 2004 were $3.4 million higher than the first nine months of 2003 primarily due to increased operational value added taxes and an increase in management, financial and legal services charged to the Company by Ispat.

Depreciation expense increased by $2.5 million to $75.4 million in the first nine months of 2004 from $72.9 million in the first nine months of 2003 due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the first nine months of 2004 increased by $413.7 million to $404.5 million from a loss of $9.2 million in the first nine months of 2003. Increases in selling prices, higher sales volume, lower costs due to higher slab production resulting from the successful reline of No. 7 Blast Furnace, and the property tax reassessment were partially offset by an unprecedented increase in input costs, increased pension expense, employee profit sharing, and the severance charge resulting from the salaried workforce reduction.

Other (income) expense, net of $11.9 million of income in the first nine months of 2004 decreased by $1.9 million from income of $13.8 million in the first nine months of 2003. The first nine months of 2003 included $10.7 million of income associated with the $21.0 million settlement agreement with Ryerson Tull. On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21.0 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat. These decreases in income were partially offset by the sale of pollution credits in the first nine months of 2004. The Company sold 2,800 tons of Nitrous Oxide allowances for $8.6 million, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $80.2 million in the first nine months of 2004 increased by $26.7 million from $53.5 million in the first nine months of 2003 due to a higher interest rate on the newly refinanced debt and a higher level of debt.

The Company's cash balance at September 30, 2004 was $43.4 million and there was an additional $243.3 million of availability under the two revolving credit facilities, for total liquidity of approximately $287 million. For the nine months ended September 30, 2004, the Company utilized net cash of $40.8 million from financing activities. On March 25, 2004, the Company received $775.5 million of net proceeds from the issuance and sale of $800 million of Senior Secured Notes. These net proceeds were used to retire the entire balance outstanding of $661.5 million of Tranche B and Tranche C Loans under its credit agreement, and repay the entire balance outstanding of $105 million under its inventory revolving credit facility, with the remainder of the proceeds used to reduce the amount outstanding under its receivables revolving credit facility.

Cash generated by operations is our primary source of cash and, as such, future operations will have a significant impact on our cash balances and liquidity. The principal factors affecting our cash generated by operations are average net realized prices, levels of steel shipments, and our operating costs.

For the nine months ended September 30, 2004, net cash inflows from operations totaled $60.4 million, which is net of pension contributions of $97.8 million. Cash inflows from operations for the nine months ended September 30, 2003 were $22.6 million, which included $125.5 million of pension contributions.

Changes in working capital components of receivables, inventories and accounts payable, utilized cash of $281.2 million for the current period, including $163.1 million for increased receivables and $146.1 million for increased inventories. For the first nine months of 2003, changes in working capital generated $99.1 million of cash, including $41.2 million for decreased receivables, $35.5 million for decreased inventories, and $22.4 million for increased payables.

Cash inflows for investing activities, which consist primarily of capital expenditures, offset by distributions from joint ventures, were $10.4 million for the current period, compared to cash outflows of $73.1 million for the year-ago period. Capital expenditures were $18.6 million for the current period compared to $93.9 million for the year-ago period, due primarily to the No. 7 Blast Furnace reline. Net distributions from joint ventures were $29.0 million and $20.6 million for the first nine months of 2004 and 2003, respectively.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, including consideration of the deficiencies described below which gave rise to the restatement discussed in
Note 15, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

The Company's management identified deficiencies in the process for review of loan agreements for appropriate financial statement classification. The Company will perform a thorough review of all future loan agreements to specifically identify proper classification of debt.

Other than described herein, there have not been any significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In October 1996, the Indiana Department of Environmental Management, as lead administrative trustee, notified the Company and other potentially responsible parties that the natural resource trustees (which also include the Indiana Department of Natural Resources, the U.S. Department of the Interior, the Fish and Wildlife Service and the National Park Service) intended to perform a natural resource damage assessment on the Grand Calumet River and Indiana Harbor Ship Canal Waterways. The notice stated that the Company has been identified as a potentially responsible party due to alleged releases of hazardous materials from its Indiana Harbor Works facility. Such assessment has been substantially completed. The Company has been in negotiations with the trustees, and, as a consequence of such negotiations, has established a reserve of $8.7 million to cover anticipated liabilities in connection with this matter. The Company has signed a form of Consent Decree which resolves all matters relating to this issue. The court is considering public comments which were made after the August 30, 2004 lodging of he Consent Decree. It is unknown when actual issuance of that order, with final resolution of the matter, will occur. Until such time as the matter is finally resolved, it is not possible to accurately predict, beyond the currently established reserve, the amount of the Company's potential liability or whether this potential liability could materially affect the Company's business, financial position and results of operations.

ITEM 5. OTHER

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

         (b)      REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004. However, on November 5, 2004, Ispat Inland Inc. furnished the SEC a Form 8-K for the purpose of disclosing a restatement of its financial statements.

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ISPAT INLAND INC.




                                       By  /s/ Michael G. Rippey
                                         ---------------------------------------
                                           Michael G. Rippey
                                           Executive Vice President-Commercial
                                           and Chief Financial Officer
                                           Principal Financial Officer
                                           Principal Accounting Officer
                                           and Director

Date: November 12, 2004

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

31.2 Certification of Michael G. Rippey, Executive Vice President-Commercial and Chief Financial Officer of Ispat Inland Inc. Pursuant to Rule
         13a-14(a) or Rule 14d-14(a) of the Securities Exchange Act of 1934.

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