Form 10-K/A
period 2003-12-31
ISPAT INLAND INC
filed 2004-12-27
CIK 50548

                                                                            2003

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-K/A
                                (AMENDMENT NO. 1)

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                           WHICH REGISTERED
   -------------------------------------------    -----------------------------
   First Mortgage Bonds:
    Series R, 7.90% Due January 15, 2007......    New York Stock Exchange, Inc.

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

================================================================================

                                EXPLANATORY NOTE

This Form 10-K/A is being filed solely to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed by Ispat Inland Inc. on March 9, 2004, (the "Form 10-K") to reflect the restatements discussed in Note 23 to the consolidated financial statements. Except for the effects of the restatements discussed in Note 23, no changes have been made to the consolidated financial statements of Ispat Inland Inc. as contained in the Form 10-K. Other than as expressly set forth in Note 23 to the consolidated financial statements, this Form 10-K/A does not, and does not purport to, amend, update or restate the information in the Form 10-K or reflect any events that have occurred after the Form 10-K was filed.

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

      The Company has two divisions -- the Flat Products division and the Bar division. The Flat Products division manages the Company's iron ore operations, conducts its ironmaking operations, and produces the major portion of its raw steel. This division also manufactures and sells steel sheet, strip and certain related semi-finished products for the automotive, steel service center, appliance, office furniture and electrical motor markets. The Bar division manufactures and sells special quality bars and certain related semi-finished products to the automotive industry directly as well as through forgers and cold finishers, and also sells to steel service centers and heavy equipment manufacturers.

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

RAW STEEL PRODUCTION AND MILL SHIPMENTS

      The following table shows, for the three years indicated, the Company's production of raw steel and, based upon American Iron and Steel Institute data, its share by percentage of total domestic raw steel production:

                          RAW STEEL PRODUCTION
                      -----------------------------
                                            % OF
                                         U.S. STEEL
                      (000 TONS*)         INDUSTRY
                      -----------        ----------
2003                      4,997              5.0%**
2002                      5,691              5.6
2001                      5,430              5.5

----------
* Net tons of 2,000 pounds.

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

      Twice, in 2000 and 2002, U.S. petitioners sought to have antidumping and countervailing duties assessed against cold-rolled imports from 12 countries and 20 countries, respectively. Both times, the U.S. International Trade Commission ("ITC") issued negative final injury determinations, effectively terminating the investigations. U.S. petitioners appealed the 2000 ITC decision to the U.S. Court of International Trade ("CIT"), which remanded that decision to the ITC on October 28, 2003. The ITC is expected to issue its revised findings by March 31, 2004. U.S. petitioners have appealed the 2002 ITC decision to the CIT, while some of the respondents have raised on appeal issues relating to the final tariff margin determinations of the U.S. Department of Commerce ("Commerce") in that investigation. Also, in May of 2004, the U.S. government - Commerce and the ITC -- will begin a review of existing countervailing duty and antidumping orders against hot-rolled carbon steel flat products from Brazil, Japan and Russia that could result in the orders' termination.

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

                                                                       PERCENTAGE OF TOTAL
                                                                   TONNAGE OF STEEL SHIPMENTS
                                                              --------------------------------------
                                                              2003             2002            2001
                                                              ----             ----            ----
Steel Service Centers................................           37%              35%             33%
Automotive...........................................           29               33              32
Steel Converters/Processors..........................           13               11              13
Appliance............................................           10                9              10
Industrial, Electrical and Farm Machinery............            7                7               7
Construction and Contractors' Products...............            1                1               1
Other................................................            3                4               4
                                                               ---              ---             ---
                                                               100%             100%            100%
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

RAW MATERIALS

      The Company obtains iron ore pellets primarily from two iron ore properties, in which the Company or a subsidiary of the Company have an interest -- the Empire Mine in Michigan and the Minorca Mine in Minnesota.

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

                                                                                 IRON ORE
                                                                           TONNAGES IN THOUSANDS
                                                                          (GROSS TONS OF PELLETS)
                                                ---------------------------------------------------------------------------
                                                                                                                 % OF
                                                                                 PRODUCTION                 REQUIREMENTS(1)
                                                                             ---------------------        ------------------
                                                   AVAILABLE AS OF
                                                DECEMBER 31, 2003(2)          2003          2002          2003         2002
                                                --------------------          ----          ----          ----         ----
ISPAT INLAND MINING COMPANY
Minorca (100% owned) -- Virginia, MN....               40,044                2,766          2,778          50           45
IRON ORE VENTURE
Empire (21% owned) -- Palmer, MI........                5,985                  975          2,500          18           41
Empire Contract Purchases...............                   --                1,442            700          26           11

Total Iron Ore..........................               46,029                5,183          5,978          94           97
                                                       ======                =====          =====          ==           ==

----------

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

                            2003      2002      2001
                            ----      ----      ----
Sheet and Strip......        89%       87%       83%
Bar..................        11%       13        17
                            ---       ---       ---
                            100%      100%      100%
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

                                        RETIREMENTS                            NET CAPITAL
                     ADDITIONS           OR SALES           ADJUSTMENTS         ADDITIONS
                     ---------          ----------          -----------        -----------
                                             (DOLLARS IN MILLIONS)
2003........         $116.2(2)            $   1.2             $   --             $ 115.0
2002........         $ 52.4               $  49.0(1)          $   --             $   3.4
2001........         $ 28.6               $   1.2             $  0.1             $  27.5
2000........         $ 83.0               $   2.0             $   --             $  81.0
1999........         $ 55.1               $   1.3             $   --             $  53.8

----------

(1) 2002 includes the impairment charge of $44.3 (gross asset value) related to the 2A Bloomer and 21" Bar Mill assets and the impairment charge of $4.7 (gross asset value) related to the flux equipment at the Empire Mine.

(2) 2003 includes $88.7 related to the #7 Blast Furnace reline and $4.9 related to the asset retirement obligation.

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

ENVIRONMENT

      The Company is subject to environmental laws and regulations concerning emissions into the air, discharges into ground water and waterways, and the generation, handling, labeling, storage, transportation, treatment and disposal of certain waste material and the remediation of containment. These include various federal statutes regulating the discharge or release of materials to the environment, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act ("RCRA"), Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also known as "Superfund"), Safe Drinking Water Act, and Toxic Substances Control Act, as well as state and local requirements. Violations of these laws and regulations can give rise to a variety of civil, administrative, and, in some cases, criminal sanctions and could also result in suspension or cessation of operations, substantial liabilities or require substantial capital expenditures. In addition, under CERCLA the U. S. Environmental Protection Agency (the "EPA") has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters, regardless of fault or the legality of the original disposal activity. Liability under CERCLA is strict, and, under certain circumstances joint and several.

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

      Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of less than $1 million in 2004. During the 2005 to 2008 period it is anticipated that the Company will make annual capital expenditures of $2 million to $5 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $30 million to $35 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. Such environmental expenditures are not expected to be material to the business, financial position or results of operations of the Company.

      The Company is a party to a 1993 consent decree resolving an EPA lawsuit under the Resource Conservation and Recovery Act (the "1993 Consent Decree") which, among other things, requires the investigation and remediation of the Indiana Harbor Works site. It is expected that remediation of the site will require significant expenditures over several years that may be material to our business, financial position and results of operations. See "Legal Proceedings" below for a more detailed discussion of the obligations arising under the 1993 Consent Decree, as well as a discussion of potential liability relating to our status as one of a number of allegedly potentially responsible parties named in connection with a natural resource damage claim allegedly related to the operation of the Indiana Harbor Works site.

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

FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements concerning possible or assumed future results of operations, financing plans, competitive position, potential growth and future expenditures. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward- looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. Undue reliance should not be placed on any forward-looking statements, which speak only as of their dates. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors.

DISCLOSURE AND COMPLIANCE CODE

            It is the Company's policy to provide full, fair, accurate, timely and understandable disclosures in all reports and documents that the Company files with or submits to the Securities and Exchange Commission, as well as in all other public communications made by the Company. The Company has adopted a revised Compliance Code summarizing the corporate policies and laws that apply to all officers, directors and employees. Such Compliance Code serves as the code of ethics for all officers and directors of the Company with respect to disclosure matters. The Compliance Code is available to view on-line at www.Ispat.com/Inlandemployees. In furtherance of these policies, the officers of the Company shall design, implement, and amend, as necessary, disclosure controls, procedures and internal controls for financial reporting. All officers, directors and employees shall comply with such controls and procedures in order to promote full, fair, accurate, timely, and understandable disclosures by the Company.

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

IRON ORE

      The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:


                                                            ANNUAL
                                                     PRODUCTION CAPACITY
                                                      (IN THOUSANDS OF
      PROPERTY               LOCATION              GROSS TONS OF PELLETS)
-------------------     --------------------       ------------------------
Empire Mine........     Palmer, Michigan                     6,300
Minorca Mine.......     Virginia, Minnesota                  2,700

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

ITEM 3. LEGAL PROCEEDINGS

      On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.1 million as of December 31, 2003. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site. The 1993 EPA Consent Decree establishes a three-step process, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the costs of, or the time required to satisfy, our obligations under the consent decree, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's business, financial position and results of operations. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

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

      The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon current or former site owners or operators or parties who sent hazardous materials to the site, regardless of fault or the lawfulness of the activity that caused the contamination. The Company is a potentially responsible party at several state and federal Superfund sites. Except for the Four County Landfill described below, the Company believes its liability at these sites based on new information, is either de minimis or substantially resolved. The Company could, however, incur additional costs or liabilities at these sites if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. The Company could also be named a potentially responsible party at other sites if its hazardous materials or those of its predecessor were disposed of at a site that later becomes a Superfund site.

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

      The following Management's Narrative Analyisis of Results of Operations gives effect to the restatement discussed in Note 23 to the Consolidated Financial Statements.

      The Company reported a net loss of $52.6 million in 2003 as compared with a net loss of $7.1 million in 2002.

      The following table summarizes selected earnings and other data:

                                      2003          2002
                                   ---------     ---------
                                     (DOLLARS AND TONS IN
                                           MILLIONS)
Net sales....................      $ 2,222.9     $ 2,303.4
Operating profit (loss)......          (10.3)         29.5
Net loss.....................          (52.6)         (7.1)
Net tons shipped.............            5.3           5.7


      Steel shipments in 2003 of 5,299,692 tons decreased by 6.3% from 2002 shipments of 5,653,673 tons due to lower production levels resulting from the #7 Blast Furnace reline and generally softer market conditions.

      Sales decreased by 3.5% to $2,222.9 million in 2003 from $2,303.4 million in 2002. The reduction in sales volume decreased sales revenue by 6.3% while higher selling prices increased sales revenue by 2.8%. Average selling prices per ton increased to $419 per ton in 2003 from $407 per ton in 2002. This increase was due primarily to an improvement in contract prices which more than offset a deterioration in spot market prices.

      Our results for 2002 were negatively impacted by two impairment charges totaling $62.0 million. We recognized the impairment of our idled 2A Bloomer and 21" Bar Mill facilities, resulting in an asset write-off of $23.0 million. We also recognized the write-off of the assets associated with the Empire Mine of $39.5 million. Effective December 31, 2002, we sold part of our interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs Inc. thereby reducing our interest in the Empire Mine from 40% to 21%. We also sold our related fluxing equipment. Cleveland-Cliffs has indemnified us for all liabilities associated with the mine. We have the option to sell our remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs any time after December 31, 2007 for a purchase price defined in the sales agreement. Separately, we entered into a 12-year sales agreement to purchase from subsidiaries of Cleveland-Cliffs all of our pellet requirement beyond those provided by the Minorca Mine.

      The cost of goods sold increased to $2,103.1 million in 2003 compared to $2,082.1 million in 2002.

      The operating cost per ton increased 4.6% to $421 per ton in 2003 from $402 per ton in 2002. Based on management's estimates, the #7 Blast Furnace reline adversely impacted operating cost on a year over year basis by approximately $53 million. The lower sales and operating volume in 2003 resulted in higher operating cost per ton reflecting the absorption of fixed costs. Additionally, higher costs were incurred for increases in natural gas and scrap prices and pension expenses. The asset impairment charges noted above, negatively impacted operating cost in 2002 by $11 per ton.

      Selling, general, and administrative expenses in 2003 of $33.1 million increased 5.8% from $31.3 million in the prior period due to higher management, financial and legal services charged by Ispat offset by lower employment costs and rental expenses.

      Depreciation expense in 2003 decreased 2.1% to $97.0 million from $99.1 million in the prior year, reflecting the retirement of fully depreciated assets.

      Operating income in 2003 decreased by $39.8 million to a loss of $10.3 million, from a profit of $29.5 million in 2002. The lower sales volume and higher costs noted above, more than offset the $62 million asset impairment charge recognized in 2002.

      Other (income) expense, net of $14.7 million of income in 2003, decreased by $19.2 million from $33.9 million of income in 2002. In 2003, we purchased $2.9 million of our debt at a discount from face value resulting in a gain on early extinguishment of debt of $1.0 million. During 2002, we purchased $40.0 million of our debt at a discount from face value resulting in a gain on early extinguishment of debt of $30.7 million. The year 2003 also included $10.7 million associated with the $21.0 million settlement agreement with Ryerson Tull.

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

OUTLOOK FOR 2004

      In 2004, the Company expects to benefit from stronger demand, improved steel prices and higher operating levels following the successful reline of the #7 Blast Furnace which was completed early in the fourth quarter of 2003. Improved market conditions are being driven by a recovery in the US economy as well as increased global demand for steel, particularly the unprecedented growth in

China. Given the higher global demand for steel and the lower value of the dollar, we do not anticipate any increases in import levels for 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company had $1,095.0 million of long-term debt (including debt due within one year) outstanding at December 31, 2003. Of this amount, $661.5 million is floating rate debt with a fair value of $582.1 million at December 31, 2003. The remaining $433.5 million of fixed rate debt had a fair value of $377.6 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 2003, the fair value of this fixed rate debt would be estimated to be $386.8 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements (including the financial statement schedules listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated February 23, 2004 (December 1, 2004 as to Note 23) are set forth on pages F-2 to F-36 inclusive, of this Report on Form 10-K/A, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K/A have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

      Unaudited consolidated quarterly sales and earnings information of the Company for the years ended December 31, 2003, 2002 and 2001 is set forth in
Note 22 of Notes to Consolidated Financial Statements (see F-35), which is hereby incorporated by reference into this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

      Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, including consideration of the deficiencies described below which gave rise to the restatement discussed in
Note 23, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES

      Deloitte & Touche LLP ("Deloitte & Touche") served as the Company's independent auditors for 2003 and 2002.

Audit Fees

      Deloitte & Touche's fees for professional services rendered in connection with the audit of annual financial statements and review of interim financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $959,000 for 2003 and $950,000 for 2002.

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

ITEM 15. AUDIT COMMITTEE FINANCIAL EXPERT

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

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   DOCUMENTS FILED AS A PART OF THIS REPORT.

            1. CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-36 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K/A.

            Report of Independent Registered Public Accounting Firm

            Consolidated Statements of Operations (As Restated) and Consolidated Statements of Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows (As Restated) for the years ended December 31, 2003, 2002 and 2001

            Consolidated Balance Sheets (As Restated) at December 31, 2003 and 2002

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

                                     INDEX
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

ITEM                                                                                                               PAGE
----                                                                                                               ----
Report of Independent Registered Public Accounting Firm                                                             F-2

Consolidated Statements of Operations (As Restated) and Consolidated Statements of Comprehensive Loss
   for the years ended December 31, 2003, 2002 and 2001                                                             F-3

Consolidated Statements of Cash Flows (As Restated) for the years ended December 31, 2003, 2002 and 2001            F-4

Consolidated Balance Sheets (As Restated) at December 31, 2003 and 2002                                             F-5

Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2003, 2002 and 2001      F-6

Notes to Consolidated Financial Statements                                                                          F-7

Financial Statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2003,
   2002 and 2001                                                                                                   F-37

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 23, the accompanying consolidated financial statements have been restated.

Deloitte & Touche LLP
Chicago, Illinois
February 23, 2004
(December 1, 2004 as to Note 23)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                                                           YEAR ENDED DECEMBER 31
                                                                                         (AS RESTATED, SEE NOTE 23)
                                                                                      2003           2002           2001
                                                                                   ----------     ----------     ----------
SALES                                                                              $  2,222.9     $  2,303.4     $  2,084.1

OPERATING COSTS AND EXPENSES:
  Cost of goods sold (excluding depreciation)                                         2,103.1        2,082.1        2,064.1
  Workforce reduction                                                                       -           (0.6)          18.2
  Legal settlement                                                                          -              -           (7.5)
  Asset impairment charge                                                                   -           62.0
  Selling, general and administrative expenses                                           33.1           31.3           36.4
  Depreciation                                                                           97.0           99.1          104.3
                                                                                   ----------     ----------     ----------
      Total                                                                           2,233.2        2,273.9        2,215.5
                                                                                   ----------     ----------     ----------

OPERATING PROFIT (LOSS)                                                                 (10.3)          29.5         (131.4)

OTHER (INCOME) AND EXPENSE:
  Other income, net                                                                     (14.7)         (33.9)         (28.3)
  Interest expense on debt                                                               70.9           77.0           94.4
                                                                                   ----------     ----------     ----------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        (66.5)         (13.6)        (197.5)
BENEFIT FOR INCOME TAXES                                                                (15.5)          (6.5)         (71.5)
                                                                                   ----------     ----------     ----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         (51.0)          (7.1)        (126.0)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX OF $0.9 (NOTE 18)        (1.6)             -              -
                                                                                   ----------     ----------     ----------

NET LOSS                                                                           $    (52.6)    $     (7.1)    $   (126.0)
                                                                                   ----------     ----------     ----------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                              (DOLLARS IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31
                                                         2003            2002             2001
                                                       ---------       ---------       ---------
NET LOSS                                               $  (52.6)       $   (7.1)       $ (126.0)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
  Reclassification adjustment for losses
      included in net loss                                    -               -             0.3
  Minimum pension liability adjustment                    (80.6)         (251.1)         (200.7)
                                                       --------        --------        --------
    Total                                                 (80.6)         (251.1)         (200.4)
                                                       --------        --------        --------
COMPREHENSIVE LOSS                                     $ (133.2)       $ (258.2)       $ (326.4)
                                                       ========        ========        ========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                               YEAR ENDED DECEMBER 31
                                                                                             (AS RESTATED, SEE NOTE 23)
                                                                                     2003               2002                2001
                                                                                  -----------        -----------        -----------
OPERATING ACTIVITIES
  Net loss                                                                        $    (52.6)        $     (7.1)        $   (126.0)
  Adjustments to reconcile net loss to net cash
              from operating activities:
    Gain from early extinguishment of debt                                              (1.0)             (30.0)              (5.0)
    Loss on sale of available for sale securities                                          -                  -                0.5
    Depreciation                                                                        97.0               99.1              104.3
    Deferred employee benefit cost                                                         -                  -                7.7
    Amortization of debt premium                                                        (1.0)              (1.1)              (1.5)
    Undistributed earnings from joint ventures                                         (21.6)              (9.1)              (8.5)
    Loss from asset impairment                                                             -               62.0                  -
    Change in accounting principle                                                       2.5                  -                  -
    Loss (Gain) on sale of property, plant and equipment                                 0.1               (0.4)               0.5
    Deferred income taxes                                                              (27.7)              (4.9)             (71.1)
    Change in:
      Receivables                                                                       42.1              (63.3)               2.8
      Inventories                                                                       71.3              (31.4)             119.4
      Prepaid expenses and other assets                                                 (3.2)              (1.9)              46.1
      Accounts payable                                                                   4.1                6.6              (67.7)
      Payables to/receivables from related companies                                     0.7               (8.9)               0.4
      Other accrued liabilities                                                         21.7               10.3              (24.4)
      Deferred employee benefit cost                                                  (116.6)              (1.3)            (113.9)
    Other items                                                                          6.5                2.7               (1.3)
                                                                                  ----------         ----------         ----------
    Net adjustments                                                                     74.9               28.4              (11.7)
                                                                                  ----------         ----------         ----------
          Net cash from operating activities                                            22.3               21.3             (137.7)
                                                                                  ----------         ----------         ----------
INVESTING ACTIVITIES
  Capital expenditures                                                                (111.3)             (52.4)             (28.6)
  Investments in, advances to and distributions from joint ventures, net                19.1               10.6                7.7
  Proceeds from sale of property, plant and equipment                                    0.6                0.4                0.5
  Proceeds from sale of available for sale securities                                      -                  -                4.0
                                                                                  ----------         ----------         ----------
          Net cash from investing activities                                           (91.6)             (41.4)             (16.4)
                                                                                  ----------         ----------         ----------
FINANCING ACTIVITIES
  Principal payments on long-term debt                                                  (9.1)             (19.9)             (15.0)
  Proceeds from note receivable from related company, net                                0.5               (3.2)               2.0
  Dividends paid                                                                       (15.9)              (2.3)             (18.6)
  Bank overdrafts                                                                       (2.3)             (14.3)               2.7
  Proceeds from note payable to related company                                         60.0                1.6              154.2
  Proceeds from note payable to unaffiliated company                                    15.0                  -                  -
  Proceeds from issuance of debt                                                         9.5                  -                  -
  Proceeds from revolver borrowings                                                  3,402.8            2,242.0            2,200.0
  Repayments of revolver borrowings                                                 (3,387.8)          (2,198.0)          (2,171.0)
                                                                                  ----------         ----------         ----------
          Net cash from financing activities                                            72.7                5.9              154.3
                                                                                  ----------         ----------         ----------

Net change in cash and cash equivalents                                                  3.4              (14.2)               0.2
Cash and cash equivalents - beginning of year                                           10.0               24.2               24.0
                                                                                  ----------         ----------         ----------
Cash and cash equivalents - end of year                                           $     13.4         $     10.0         $     24.2
                                                                                  ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest (net of amount capitalized)                                          $     62.4         $     74.2         $    100.2
    Income taxes, net                                                             $        -         $        -         $        -
  Non-cash activity:
    Deferred taxes related to comprehensive income items                          $     45.8         $    142.9         $    114.1
    ROS capital contribution                                                      $      1.1         $        -         $     13.0
    Asset retirement obligation impact on:
          Property                                                                $      3.8
          Other long-term obligations                                             $      6.3
    Conversion of accrued interest on Ispat advances to debt                      $      8.6         $      4.1

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS - EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31, 2003        DECEMBER 31, 2002
                                                                                     (AS RESTATED, SEE NOTE 23)
                                                                             -----------------        -----------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                   $     13.4               $     10.0
    Receivables, less provision for allowances, claims and
      doubtful accounts of $22.6 and $17.0                                           215.4                    257.5
    Receivables from related companies                                                 4.9                      8.0
    Inventories                                                                      371.8                    443.1
    Prepaid expenses and other                                                         -                        2.8
    Deferred income taxes                                                             26.5                     35.9
                                                                                ----------               ----------
          Total current assets                                                       632.0                    757.3
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                      214.3                    214.8
  PROPERTY, PLANT AND EQUIPMENT, NET                                               1,751.3                  1,733.9
  NOTE RECEIVABLE FROM RELATED COMPANIES                                               5.6                      6.1
  DEFERRED INCOME TAXES                                                              404.7                    321.8
  PENSION INTANGIBLE ASSET                                                            65.6                     73.4
  OTHER ASSETS                                                                        62.5                     56.5
                                                                                ----------               ----------
          Total assets                                                          $  3,136.0               $  3,163.8
                                                                                ==========               ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES:
    Accounts payable                                                            $    182.8               $    178.7
    Note payable and revolving credit facilities                                     255.0                    225.0
    Bank overdrafts                                                                    6.2                      8.5
    Payables to related companies                                                      5.4                      7.8
    Pension contribution                                                             111.5                     54.5
    Accrued expenses and other liabilities:
      Salaries, wages and commissions                                                 51.4                     57.0
      Taxes - property, real estate and other taxes                                   81.0                     63.4
      Interest on debt                                                                 8.3                      8.2
      Other                                                                           16.8                     15.8
    Long-term debt due within one year to related companies                            7.0                      7.0
                                                                                ----------               ----------
          Total current liabilities                                                  725.4                    625.9
  LONG-TERM DEBT:
    Related companies                                                                883.0                    821.4
    Other                                                                            205.0                    199.6
  DEFERRED EMPLOYEE BENEFITS                                                       1,647.4                  1,705.4
  OTHER LONG-TERM OBLIGATIONS                                                         62.5                     49.7
                                                                                ----------               ----------
          Total liabilities                                                        3,523.3                  3,402.0
                                                                                ----------               ----------
  COMMITMENTS AND CONTINGENCIES (NOTE 11)
  STOCKHOLDERS' DEFICIT
    Preferred stock, $.01 par value, 100 shares authorized, 100 shares
       issued and outstanding, liquidation value $90                                  90.0                     90.0
    Common stock, $.01 par value, 1,000 shares authorized, 100 shares
       issued and outstanding                                                        320.0                    320.0
    Accumulated deficit                                                             (233.0)                  (164.5)
    Accumulated other comprehensive loss                                            (564.3)                  (483.7)
                                                                                ----------               ----------
          Total stockholders' deficit                                               (387.3)                  (238.2)
                                                                                ----------               ----------
          Total liabilities and stockholders' deficit                           $  3,136.0               $  3,163.8
                                                                                ==========               ==========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                              (DOLLARS IN MILLIONS)

                                                                                             ACCUMULATED         TOTAL
                                                                                                OTHER        STOCKHOLDERS'
                                             PREFERRED       COMMON         ACCUMULATED     COMPREHENSIVE      (DEFICIT)
                                               STOCK          STOCK           DEFICIT           LOSS            EQUITY
                                             --------        --------       -----------     -------------    -------------
Balance at January 1, 2001                    $  90.0        $  320.0        $  (10.5)        $  (32.2)        $  367.3

Net loss                                            -               -          (126.0)               -           (126.0)
Dividends paid                                      -               -           (18.6)               -            (18.6)
Other comprehensive loss, net of tax                -               -               -           (200.4)          (200.4)
                                              -------        --------        --------         --------         --------

Balance at December 31, 2001                     90.0           320.0          (155.1)          (232.6)            22.3

Net loss                                            -               -            (7.1)               -             (7.1)
Dividends paid                                      -               -            (2.3)               -             (2.3)
Other comprehensive loss, net of tax                -               -               -           (251.1)          (251.1)
                                              -------        --------        --------         --------         --------

Balance at December 31, 2002                     90.0           320.0          (164.5)          (483.7)          (238.2)

Net loss                                            -               -           (52.6)               -            (52.6)
Dividends paid                                      -               -           (15.9)               -            (15.9)
Other comprehensive loss, net of tax                -               -               -            (80.6)           (80.6)
                                              -------        --------        --------         --------         --------

Balance at December 31, 2003                  $  90.0        $  320.0        $ (233.0)        $ (564.3)        $ (387.3)
                                              =======        ========        ========         ========         ========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions except share and per share data)

NOTE 1/NATURE OF OPERATIONS

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

NOTE 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                                   2003               2002           2001
                                                                  -------            ------        --------
Net Loss - as reported                                            $(52.6)            $(7.1)        $(126.0)

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                                           -                 -               -

Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects                                               (0.6)             (1.1)           (1.8)
                                                                  ------             -----         -------

Net Loss - pro forma                                              $(53.2)            $(8.2)        $(127.8)
                                                                  ------             -----         -------

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

NOTE 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Upon adoption of SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for classification as an extraordinary item shall be reclassified. The Company adopted the provisions of SFAS No. 145 as of January 1, 2003 and reclassified $30.0 and $4.8 of extraordinary gains for the years ended December 31, 2002 and 2001, respectively, to the "Other income, net" line item in accordance with SFAS No. 145.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation which the Company did adopt effective January 1, 2003. In addition, this Statement amends the disclosure requirement of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, which disclosures are included herein.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company does not expect that FIN 45 will have a material effect on its financial condition, results of operations or cash flows.

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

NOTE 2/SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

In May 2003, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. Based on arrangements in place, adoption of EITF 01-8 did not have an impact on the Company's financial condition, results of operations or cash flows.

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

FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" was issued by the FASB in January 2004. This FSP provides companies with initial guidance on recognizing the effects of the prescription drug provisions of the Medicare Act. As allowed by the FSP, the Company has elected to defer recognition until further guidance is issued by the FASB. See Note 8, Retirement Benefits for more information on this FSP.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the 2003 classifications.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 3/INVENTORIES

Inventories consist of the following:

                                        DECEMBER 31,    DECEMBER 31,
                                           2003            2002
                                         --------        --------
In-process and finished steel            $  246.7        $  294.3
Raw materials and supplies:
  Iron ore                                   65.7            72.0
  Scrap and other raw materials              32.6            48.3
  Supplies                                   26.8            28.5
                                         --------        --------
                                            125.1           148.8
                                         --------        --------

    Total                                $  371.8        $  443.1
                                         ========        ========

NOTE 4/PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

                                            DECEMBER 31,      DECEMBER 31,
                                               2003              2002
                                            ----------        ----------
Land                                        $     46.5        $     46.5
Buildings and improvements                       193.9             188.4
Machinery and equipment                        2,031.8           1,909.2
Construction in process                           14.2              27.3
                                            ----------        ----------
                                               2,286.4           2,171.4
Accumulated depreciation                         535.1             437.5
                                            ----------        ----------

Property, plant and equipment, net          $  1,751.3        $  1,733.9
                                            ==========        ==========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 5/DEBT

Short-tem debt consists of the following:

                                                                                     DECEMBER 31,        DECEMBER 31,
                                                                                         2003                2002
                                                                                     ------------        ------------
Ispat Inland Administrative Service Company revolving credit facility                     150.0              149.0
Ispat Inland Inventory, LLC revolving credit facility                                         -               76.0
Inventory-backed revolving credit facility                                                 90.0                  -
Note Payable                                                                               15.0                  -
Current portion of long-term debt                                                           7.0                7.0
                                                                                      ---------           --------

                                                                                      $   262.0           $  232.0
                                                                                      =========           ========

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

Average interest rates on these facilities during 2003 ranged from 2% to 4% and $150 of the outstanding balance is repayable in 2005 and $90 in 2007, when the credit facilities terminate. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced: An amendment of ARB No. 43, Chapter 3A", and EITF 95-22, "Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement", amounts outstanding under the Company's revolving credit facilities have been classified as current liabilities.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 5/ DEBT - (CONTINUED)

Long-term debt consists of the following:

                                                                        DECEMBER 31,      DECEMBER 31,
                                                                           2003               2002
                                                                        ----------         ----------
First Mortgage Bonds:
  Series U, Tranche B, due July 16, 2005                                $    330.8         $    334.3
  Series U, Tranche C, due July 16, 2006                                     330.8              334.3
  Series R, 7.9% due January 15, 2007                                         28.2               28.2
  Pollution Control Series 1977, 5.75% due February 1, 2007                   18.6               19.6
  Pollution Control Series 1993, 6.8% due June 1, 2013                        24.7               26.1
  Pollution Control Series 1995, 6.85% due December 1, 2012                   12.1               13.3
                                                                        ----------         ----------
    Total First Mortgage Bonds                                               745.2              755.8

Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 11, 7.125% due June 1, 2007                   20.9               21.1
  Pollution Control Project No. 13, 7.25% due November 1, 2011                37.4               32.1
  Exempt Facilities Project No. 14, 6.7% due November 1, 2012                  5.4                5.4
  Exempt Facilities Project No. 15, 5.75% due October 1, 2011                 49.9               46.0
  Exempt Facilities Project No. 16, 7% due January 1, 2014                     7.7                7.7
                                                                        ----------         ----------
    Total Obligations for Industrial Development Revenue Bonds               121.3              112.3

Ispat International Advances:

  Ispat International NV                                                      45.0                  -
  Ispat International Group Finance                                          183.5              159.9
                                                                        ----------         ----------
    Total Ispat International Advances                                       228.5              159.9

Total debt                                                                 1,095.0            1,028.0

Less short-term portion                                                       (7.0)              (7.0)
                                                                        ----------         ----------

Long-term portion of debt                                               $  1,088.0         $  1,021.0
                                                                        ==========         ==========

In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Ispat, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston is the agent (the "Agent"). The Credit Agreement consists of a $350 Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 letter of credit that expired on July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to its pension plan. The Company contributed $50 in July of 2003, and is required to contribute $82.5 in 2004 and $27.5 in 2005. Outside of this Agreement, the Company also contributed $21 in September 2003. Additionally, the Company pledged $160 of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 has been contributed to

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 5/DEBT - (CONTINUED)

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

NOTE 5/DEBT - (CONTINUED)

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

Maturities of debt obligations (excluding Ispat International advances and amounts outstanding under the revolving credit facilities at December 31, 2003) are: $7.0 in 2004, $332.2 in 2005, $328.8 in 2006, $59.8 in 2007, $0.0 in 2008
and $138.7 thereafter.

Interest cost incurred by the Company totaled $73.0, $77.9 and $95.9 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in these totals is capitalized interest of $2.1, $0.9 and $1.5 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6/EQUITY

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

NOTE 7/STOCK OPTION PLANS

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

There were no options issued in 2001 or 2003. The weighted average fair value at the date of grant for options granted during 2002 was $1.82 and was estimated using the Binomial Option Pricing Model with the following weighted-average assumptions used:

                                                             YEAR OF GRANT
                                                     2003        2002       2001
Dividend yield                                        -%             -%      -%
Expected annualized volatility                        -%         83.00%      -%
Discount rate - Bond equivalent yield                 -%          5.03%      -%
Expected life in years                                -              8       -

The status of the Ispat Plan with respect to the Company is summarized below:

                                                 Number of                      Weighted Average
                                                  Shares                         Exercise  Price
                                                 ---------                      ----------------
Outstanding at January 1, 2001                   1,222,000                             10.16

Granted                                                  -                                 -
Exercised                                                -                                 -
Forfeitures                                        (64,000)                            10.04
                                                 ---------                             -----

Outstanding at December 31, 2001                 1,158,000                             10.16

Granted                                            581,500                              2.26
Exercised                                                -                                 -
Forfeitures                                       (160,000)                             9.72
                                                 ---------                             -----

Outstanding at December 31, 2002                 1,579,500                              7.29

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 7/STOCK OPTION PLANS - (CONTINUED)

Granted                                                        -                       -
       Transfers                                          97,800                    7.61
       Exercised                                         (62,200)                   7.25
       Forfeitures                                             -                       -
                                                       ---------                --------

       Outstanding at December 31, 2003                1,615,100                $   7.67
                                                       =========                ========
       Options exercisable at December 31, 2003        1,270,723                $   9.12
                                                       =========                ========

The weighted average remaining life of options outstanding and options exercisable at December 31, 2003 is 7.0 years and 6.7 years, respectively.

NOTE 8/RETIREMENT BENEFITS

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

The weighted-average asset allocations for the Ispat Inland Inc. Pension Plan at November 30, 2003, and 2002, by asset category are as follows:

                                         PLAN ASSETS AT NOVEMBER 30
                                         --------------------------
ASSET CATEGORY                             2003             2002
--------------                             ----             ----
Equity Securities                           62%              62%
Fixed Income                                18%              15%
Real Estate                                  6%               6%
Other                                       14%              17%
                                           ---              ---
Total                                      100%             100%

The investment objectives for the Ispat Inland Inc. Pension Plan are defined in the Statement of Investment Policy dated December 1, 2000. The objectives stated therein are as follows:

      A. Investments of the Trust Fund are made solely in the interest of the participants and beneficiaries of the Ispat Inland Inc. Pension Plan and for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the reasonable expenses of administering the Plans and the Trust.

      B. The investment objectives shall be to: 1) provide long-term growth (in the form of income and/or capital appreciation) in Trust assets so as to maximize the amounts available to provide benefits to Plan participants and their beneficiaries and 2) maintain adequate liquidity in the Trust's assets to permit timely payment of all benefits to such participants and their beneficiaries. In carrying out these objectives, short-term fluctuations in the value of the Trust's assets shall be considered secondary to long-term investment results.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 8/RETIREMENT BENEFITS - (CONTINUED)

      C. The Trust Fund shall be invested with the care, skill, prudence and diligence under the circumstances prevailing from time to time that a prudent man acting in a like capacity and familiar with such matters would use in the investment of a fund of like character and with like aims.

      D. The investments of the Trust Fund shall be diversified so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so.

The Finance and Retirement Committee of the Board of Directors has general supervisory authority over the Trust Fund. The Committee has established the following asset allocation targets:

Equity Securities                                      63%
Fixed Income (including cash)                          23%
Real Estate                                             5%
Other                                                   9%
                                                      ---
Total                                                 100%

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

NOTE 8/RETIREMENT BENEFITS - (CONTINUED)

Reconciliation of the pension benefit obligation and plan assets from December 1, 2002 and 2001 through the measurement dates of November 30, 2003 and 2002 was as follows:

                                                  DECEMBER 1, 2002           DECEMBER 1, 2001
                                                      THROUGH                     THROUGH
                                                  NOVEMBER 30, 2003          NOVEMBER 30, 2002
                                                  -----------------          -----------------
Change in benefit obligation:
  Benefit obligation at beginning of period          $  2,322.5                $  2,217.9
  Service cost                                             34.2                      35.7
  Interest cost                                           158.7                     160.1
  Actuarial loss                                          238.3                     111.4
  Benefits paid                                          (197.8)                   (202.6)
                                                     ----------                ----------
  Benefit obligation at end of period                $  2,555.9                $  2,322.5
                                                     ==========                ==========

Change in plan assets:
  Fair value at beginning of period                  $  1,555.7                $  1,851.6
  Actual return                                           298.0                     (93.3)
  Employer contribution                                   125.5                         -
  Benefits paid                                          (197.8)                   (202.6)
                                                     ----------                ----------
  Fair value at end of period                        $  1,781.4                $  1,555.7
                                                     ==========                ==========

The unfunded status of the pension plan is as follows:

                                                                        DECEMBER 31, 2003     DECEMBER 31, 2002
                                                                        -----------------     -----------------
Benefit obligation                                                         $  2,555.9             $  2,322.5
Fair value of assets                                                          1,781.4                1,555.7
                                                                           ----------             ----------
Unfunded status of plan                                                        (774.5)                (766.8)
Unrecognized net loss                                                           877.6                  761.7
Unrecognized prior service cost                                                  65.6                   73.4
                                                                           ----------             ----------
Net amount recognized                                                      $    168.7             $     68.3
                                                                           ==========             ==========

Amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability                                                  $   (771.8)            $   (756.6)
Intangible asset                                                                 65.6                   73.4
Accumulated other comprehensive income                                          874.9                  751.5
                                                                           ----------             ----------
Net amount recognized                                                      $    168.7             $     68.3
                                                                           ==========             ==========

The accumulated benefit obligation ("ABO") for the defined benefit pension plans was $2,553.0 and $2,312.3 at December 31, 2003 and 2002, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 8/RETIREMENT BENEFITS - (CONTINUED)

The following weighted average assumptions were used in accounting for the pension plan:

                                                               NOVEMBER 30,          NOVEMBER 30,
                                                                   2003                  2002
                                                              -------------          -------------
Discount rate                                                      6.25%                 7.10%
Expected return on plan assets                                     9.50%                 9.50%
Rate of compensation increase                                      3.00%                 4.00%

The net periodic benefit cost was as follows:

                                                 YEAR ENDED                    YEAR ENDED                      YEAR ENDED
                                             DECEMBER 31, 2003              DECEMBER 31, 2002               DECEMBER 31, 2001
                                             ----------------               -----------------               -----------------
Service cost                                   $      34.2                     $    35.7                      $     30.6
Interest cost                                        158.7                         160.1                           163.2
Expected return on plan assets                      (185.7)                       (194.5)                         (196.5)
Recognized loss                                       10.0                             -                             7.7
Amortization                                           7.9                           7.8                             7.8
                                               -----------                     ---------                      ----------
Net periodic benefit cost                      $      25.1                     $     9.1                      $     12.8
                                               ===========                     =========                      ==========

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 8/RETIREMENT BENEFITS - (CONTINUED)

Reconciliation of the postretirement benefit obligation follows:

                                                        DECEMBER 1, 2002                         DECEMBER 1, 2001
                                                             THROUGH                                THROUGH
                                                        NOVEMBER 30, 2003                       NOVEMBER 30, 2002
                                                        -----------------                       -----------------
Benefit obligation at beginning of period                 $     838.7                             $     796.6
Service cost                                                      8.8                                     8.1
Interest cost                                                    57.6                                    57.8
Plan amendments                                                (104.5)                                      -
Actuarial loss                                                  170.2                                    32.2
Benefits paid                                                   (63.9)                                  (56.0)
                                                          -----------                             -----------
Benefit obligation at end of period                       $     906.9                             $     838.7
                                                          ===========                             ===========

The unfunded status of the postretirement benefit obligation is as follows:

                                                 DECEMBER 31, 2003           DECEMBER 31, 2002
                                                 -----------------           -----------------
Benefit obligation                                  $     906.9                 $      838.7
Fair value of assets                                          -                            -
                                                    -----------                 ------------
Unfunded status of plan                                  (906.9)                      (838.7)
Unrecognized net gain (loss)                              105.6                        (64.6)
Unrecognized prior service cost                          (172.4)                       (87.6)
                                                    -----------                 ------------
Accrued postretirement benefit                      $    (973.7)                $     (990.9)
                                                    ===========                 ============

The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                                    NOVEMBER 30,          NOVEMBER 30,
                                                        2003                  2002
                                                    -----------           ------------
Discount rate                                          6.25%                 7.10%
Rate of compensation increase                          3.00%                 4.00%
Health care cost trend rate                            4.50%                 4.50%

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 8/RETIREMENT BENEFITS - (CONTINUED)

The net periodic benefit cost was as follows:

                                                 YEAR ENDED            YEAR ENDED             YEAR ENDED
                                              DECEMBER 31, 2003    DECEMBER 31, 2002       DECEMBER 31, 2001
                                              -----------------    -----------------       -----------------
Service cost                                     $      8.8            $     8.1              $      7.7
Interest cost                                          57.6                 57.8                    60.1
Amortization                                          (19.6)               (19.6)                  (19.7)
Special termination benefits                              -                    -                     3.3
Recognized gain                                           -                 (1.6)                   (3.1)
                                                 ----------            ---------              ----------
Net periodic benefit cost                        $     46.8            $    44.7              $     48.3
                                                 ==========            =========              ==========

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

NOTE 9/INCOME TAXES

The benefit for income taxes, before cumulative effect of change in accounting principle, consists of the following:

                                              YEAR ENDED                  YEAR ENDED                 YEAR ENDED
                                          DECEMBER 31, 2003            DECEMBER 31, 2002         DECEMBER 31, 2001
                                          -----------------            -----------------         -----------------
Current federal                              $       11.5                 $      (1.8)              $       (0.6)
Deferred federal                                    (25.6)                       (4.5)                     (67.3)
Current state                                        (0.2)                        0.2                        0.2
Deferred state                                       (1.2)                       (0.4)                      (3.8)
                                             ------------                 -----------               ------------
Total                                        $      (15.5)                $      (6.5)              $      (71.5)
                                             ============                 ===========               ============

Total income taxes, before cumulative effect of change in accounting principle, reflected in the Consolidated Statement of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                                                  YEAR ENDED        YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 2003  DECEMBER 31, 2002   DECEMBER 31, 2001
                                                              -----------------  -----------------   -----------------
Federal income tax benefit computed at statutory tax rate       $       (24.2)       $    (4.4)        $       (69.0)
Additional tax expense (benefit) from:
 State and local income taxes                                            (0.9)            (0.1)                 (2.4)
 Percentage depletion                                                    (1.5)            (2.5)                 (2.7)
 Reserve                                                                  9.7                -                     -
 All other, net                                                           1.4              0.5                   2.6
                                                                -------------        ---------         -------------
   Total                                                        $       (15.5)       $    (6.5)        $       (71.5)
                                                                =============        =========         =============

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 9/INCOME TAXES - (CONTINUED)

Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:


                                                DECEMBER 31, 2003        DECEMBER 31, 2002
                                                -----------------        -----------------
Noncurrent deferred tax assets:
  Net operating loss ("NOL") carryforwards          $  251.1                 $  190.7
  Retirement benefit obligations                       345.0                    345.6
  Disallowed interest on debt to parent                 38.7                     25.6
  Tax effect of comprehensive income items             321.1                    275.3
  Other                                                  7.5                      7.5
                                                    --------                 --------
    Total noncurrent deferred tax assets               963.4                    844.7
Noncurrent deferred tax liabilities:
  Property, plant and equipment                       (507.4)                  (486.4)
  Partnerships                                         (51.3)                   (36.5)
                                                    --------                 --------
    Net noncurrent deferred tax asset               $  404.7                 $  321.8
                                                    ========                 ========
Current deferred tax assets:
  Accrued vacations                                 $   11.0                 $   13.1
  Shutdown accruals                                     18.9                     18.6
  Property taxes                                         1.6                      1.6
  UNICAP - Inventory                                    (0.5)                     6.7
  Capitalized interest                                  (1.9)                    (1.8)
  Amortization expense                                  (4.9)                    (4.1)
  Other                                                  2.3                      1.8
                                                    --------                 --------
    Net current deferred tax assets                 $   26.5                 $   35.9
                                                    ========                 ========

At December 31, 2003, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

                                      Net Operating
Year Expiring                       Loss Carryforward
-------------                       -----------------
2018                                     $  0.4
2019                                       79.9
2020                                      190.3
2021                                      260.0
2023                                      151.9
                                         ------
 Total                                   $682.5

At December 31, 2003, the Company had Alternative Minimum Tax ("AMT") net operating loss carryforwards of $258.1, which unless utilized, will expire in 2021 ($128.3) and 2023 ($129.8).

In order to fully recognize the deferred tax asset recorded as of December 31, 2003, the Company will need to generate taxable income of approximately $1,200 during the next 20 years to utilize its temporary differences and net operating loss carryforwards before they expire. Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the deferred tax asset recorded at December 31, 2003 will be realized in future periods. Accordingly, no valuation allowance has been

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 9/INCOME TAXES - (CONTINUED)

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

NOTE 10/RELATED PARTY TRANSACTIONS

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

The Company's long-term debt due to a related company of $890.0 and $828.4 as of December 31, 2003 and 2002, respectively, comprises $661.5 and $668.5 payable to Ispat Inland Finance LLC, a wholly owned subsidiary of the Borrower and Ispat and of $228.5 and $159.9 advances from Ispat and its other subsidiaries. Interest expense related to Ispat Inland Finance LLC debt was $37.0, $41.6, and $56.5 for the years ended December 31, 2003, 2002 and 2001, respectively. This debt arose in connection with the financing of the acquisition of the Company (See Note 5). The advances from Ispat and its other subsidiaries have terms of five years. Interest on each advance is charged at a fixed rate. Rates in effect at December 31, 2003 range from 2.9% to 5.6%. Interest expense related to the advances from Ispat and its other subsidiaries was $8.9, $8.1 and $5.4 for the years ended December 31, 2003, 2002 and 2001, respectively. The interest on the advances is payable on their anniversary dates; if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

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

The Company's payable to related companies of $5.4 and $7.8 at December 31, 2003 and 2002, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $4.9 and $8.0 at December 31, 2003 and 2002, respectively, consists of trade and other related party receivables.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 11/COMMITMENTS AND CONTINGENCIES

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

NOTE 11/COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

NOTE 11/COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

NOTE 11/COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

NOTE 11/COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

NOTE 12/DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEBT

The estimated fair value of the Company's debt (including current portions thereof and amounts outstanding under its revolving credit facilities at December 31, 2003 and 2002), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $1,187 and $916 at December 31, 2003 and 2002, respectively, as compared with the carrying value of $1,350 and $1,253 in the balance sheets at December 31, 2003 and 2002, respectively.

NOTE 13/I/N TEK AND I/N KOTE JOINT VENTURES

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

NOTE 13/I/N TEK AND I/N KOTE JOINT VENTURES - (CONTINUED)

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

During 2003, 2002 and 2001, certain conditions (as defined in the Substrate Supply Agreement) were met resulting in ROS adjustment being realized by the Company. The Company's consolidated financial statements reflect a net adjustment of approximately $6.8, $1.6 and $20.6 for the years ended December 31, 2003, 2002 and 2001, respectively. The adjustment increases the aggregate substrate price for 2003, 2002 and 2001 which results in the Company's return on sales being equal to the return on sales of I/N Kote. As the ROS is essentially funded by the joint venture partners, to the extent the ROS exceeds the return of capital and annual equity return of the partners, the partners are required to contribute additional capital through cash payments. Therefore, the Company recorded a payable to I/N Kote of approximately $1.1 to fund their portion of the 2003 ROS. As further outlined in the Substrate Supply Agreement, the component of any ROS adjustment which results in negative ROS for I/N Kote will be returned to the Company and NSC in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater than I/N Kote's ROS in subsequent years.

During the development of the I/N Tek and I/N Kote joint ventures and to meet ongoing capital needs, the Company has loaned money to the joint ventures. These partner loans are included in "Investments in and advances to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loans was $17.0 and $17.8 at December 31, 2003 and 2002, respectively. The Company recorded interest income related to the I/N Tek loans of $1.1, $1.1, and $1.3 for the years ended December 31, 2003, 2002 and 2001, respectively. The outstanding balance of the I/N Kote partner loans was $27.4 and $33.7 at December 31, 2003 and 2002, respectively. The Company recorded interest income on the I/N Kote loans of $0.8, $1.2 and $3.3 for the years ended December 31, 2003, 2002 and 2001, respectively. In the fourth quarter of 2002, the terms of each of the I/N Tek and I/N Kote partnerships were extended through December 31, 2021.

Related to the I/N Tek and I/N Kote joint ventures, the Company owned common stock of NSC. The NSC stock was sold during the first quarter of 2001 at a loss of $0.5. Fair value was determined based on quoted market price. Differences between recorded value and fair value were recorded net of tax to Other Comprehensive Income.

NOTE 14/INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company's investments in unconsolidated joint ventures accounted for by the equity method consist primarily of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 21% interest in the Empire Iron Mining Partnership ("Empire")(See Note 17). I/N Tek and I/N Kote are joint ventures with NSC (see Note 13). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 14/INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES - (CONTINUED)

mining and pelletizing venture owned in various percentages by the Company and an Iron Ore manufacturer. As of December 31, 2003 and 2002, the Company included additional minimum pension liabilities relating to the unconsolidated joint ventures in the amount of $6.7 and $4.8, respectively (net of tax effects of $3.8 and $2.7, respectively) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.

Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                             2003 (A)              2002
                                                            ----------          -----------
Results of operations for the year ended December 31:
  Gross revenue                                             $    670.2          $     838.9
  Costs and expenses                                             598.8                804.4
                                                            ----------          -----------
  Net income                                                $     71.4          $      34.5
                                                            ==========          ===========
Financial position at December 31:
  Current assets                                            $    145.5          $     227.8
  Total assets                                                   775.1              1,078.6
  Current liabilities                                            147.6                220.3
  Total liabilities                                              472.6                752.3
  Net assets                                                     302.5                326.3

(A) Excludes the results of operations and financial position of Empire Investment as in connection with the 2002 sale of 19% of its partnership interest, the Company will no longer be allocated income or loss from Empire as of January 1, 2003. (See Note 17)

NOTE 15/WORKFORCE REDUCTION

For the year ended December 31, 2001, the Company recorded charges of $18.2 for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 250 salaried non-represented employees. All obligations were paid and the remaining liability was reversed prior to December 31, 2002.

NOTE 16/SALE OF POLLUTION ALLOWANCES

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

NOTE 17/IMPAIRMENT OF ASSETS

As outlined in SFAS No. 144, an impairment loss shall be recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the expected sum of the undiscounted cash flows over its remaining useful life. Based on this criteria, in the fourth quarter of 2002 the Company concluded that 2A Bloomer and 21"Rolling Mill were impaired.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 17/IMPAIRMENT OF ASSETS - (CONTINUED)

In the Fourth Quarter of 2001, the Company temporarily idled its 2A Bloomer and 21" Rolling Mill due to deteriorating market conditions. The market had not sufficiently improved in 2002 and could become even more onerous with the announced purchase of a competitor's facility previously idled due to the prior owner's bankruptcy. Employing a present value technique to determine the fair value of these assets, the Company recorded an impairment charge of $23 at December 31, 2002.

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

NOTE 18/ASSET RETIREMENT OBLIGATIONS

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

Changes in the liability for asset retirement obligations during 2003 consisted of the following:

Balance as of January 1, 2003                                    $6.6
Liabilities incurred                                              0.4
                                                                 ----
Balance as of  December 31, 2003                                 $7.0
                                                                 ====

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 18/ASSET RETIREMENT OBLIGATIONS - (CONTINUED)

The actual and pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2001 (instead of January 1, 2003) were as follows:

                                                             December 31, 2003            December 31, 2002
-----------                                                  -----------------            -----------------
In millions                                                     (actual)                     (pro forma)
Liability for asset retirement obligations
  at beginning of period                                          $6.6                          $6.2

Liability for asset retirement obligations
  at end of period                                                 7.0                           6.6

The pro forma effect of this change, as if SFAS No. 143 had been adopted on January 1, 2001, would be to decrease net income by $0.4 for each of the years ended December 31, 2002 and 2001.

NOTE 19/RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the years ended December 31, 2003, 2002 and 2001 were $11.4, $11.6 and $12.9, respectively.

NOTE 20/BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

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

NOTE 21/SUBSEQUENT EVENTS

In January 2004, the Company announced a workforce reduction of approximately 130 salaried non-represented employees.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 22/CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                                           2003
                                                             --------------------------------------------------------------------
                                                                FIRST            SECOND              THIRD             FOURTH
                                                               QUARTER           QUARTER            QUARTER            QUARTER
                                                             ------------       ---------         ------------        ----------
Net sales                                                    $      553.9       $   560.5         $      541.5        $    567.0
Operating profit (loss):
     As previously reported                                          44.4           (14.2)               (34.0)             (0.4)
     As restated (3)                                                 40.9           (15.2)               (34.9)             (1.1)
Provision (benefit) for income taxes                                  8.4           (12.2)               (15.5)              3.8
Cumulative effect of change in accounting principle                  (1.6)
Net income (loss)                                                    14.8           (19.7)               (26.3)            (21.4)
Comprehensive income (loss)                                          14.8           (19.7)               (26.3)           (102.0)

                                                                                            2002
                                                        --------------------------------------------------------------------------
                                                           FIRST                 SECOND             THIRD            FOURTH
                                                          QUARTER               QUARTER            QUARTER           QUARTER
                                                        -----------           -----------        -----------      ---------------
Net sales                                               $     532.0           $     589.0        $     597.3      $      585.1
Operating profit (loss):
     As previously reported                                    (8.9)                 18.2               39.7             (16.0)
     As restated (3)                                           (9.7)                 17.3               38.8             (16.9)
(Benefit) provision for income taxes                           (5.4)                  5.2                6.6             (12.9)
Net (loss) income                                              (7.7)                 10.7               13.0             (23.1)(1)
Comprehensive (loss) income                                    (7.7)                 10.7               13.0            (274.2)

                                                                                     2001
                                                  --------------------------------------------------------------------------------
                                                      FIRST              SECOND              THIRD                   FOURTH
                                                     QUARTER            QUARTER             QUARTER                  QUARTER
                                                  ------------        -----------         -----------          -------------------
Net sales                                         $      529.9        $     520.5         $     489.0          $         544.7
Operating profit (loss):
     As previously reported                              (70.9)              (8.6)              (22.3)                   (25.8)
     As restated (3)                                     (72.5)             (10.1)              (23.8)                   (25.0)
Benefit for income taxes                                 (35.1)             (12.1)              (15.9)                    (8.4)
Net loss                                                 (60.0)             (17.7)              (30.1)                   (18.2)(2)
Comprehensive loss                                       (59.7)             (17.7)              (30.1)                  (218.9)

(1)   Quarter results include impairment charges of $62 (see Note 17).

(2) Net loss for the quarter includes $18 of income due to the sale of pollution allowances (see Note 16).

(3) Operating income (loss) has been restated to reflect the impact of the change in classification of expenses described in item (iii) in Note 23.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

              (Dollars in Millions except share and per share data)

NOTE 23/RESTATEMENT

Subsequent to the issuance of the consolidated financial statements for the period ended December 31, 2003, the Company determined that (i) borrowings outstanding under its revolving credit facilities previously reported as long term debt - other should be classified as short-term liabilities in accordance with the provisions set forth in SFAS No.6, "Classification of Short-Term Obligations Expected to Be Refinanced", and Emerging Issues Task Force (EITF) 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", (ii) accrued interest on the advances from Ispat and other subsidiaries previously reported as other long term obligations should have been classified as long-term debt - related parties and accrued interest on debt, and (iii) management, financial and legal services charged to the Company by Ispat and corporate expenses allocated to the Company from Ispat North America Holding Inc. previously reported as other expense should have been classified as selling, general and administrative expenses.

As a result, the accompanying consolidated financial statements have been restated to reclassify (i) $240.0 and $225.0 borrowings at December 31, 2003 and 2002, respectively, under the revolving credit facilities from long term debt - other to current liabilities, (ii) $17.7 and $8.7 accrued interest at December 31, 2003 and 2002, respectively, on advances from Ispat and other subsidiaries from other long term obligations to long term debt - related parties ($12.7 and $4.1, respectively) and accrued interest on debt ($5.0 and $4.6, respectively) and (iii) expenses of $6.1, $3.5, and $3.8 for years ended December 31, 2003, 2002, and 2001, respectively, from other expense to selling, general and administrative expenses, which results in either a corresponding increase to operating loss or decrease in operating profit, but with no impact to net loss for those periods

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
             (Dollars in Millions except share and per share data)

                                                                PROVISION FOR ALLOWANCES, CLAIMS AND DOUBTFUL ACCOUNTS
                                                        -----------------------------------------------------------------------
                                                          BALANCE AT             ADDITIONS           DEDUCTIONS      BALANCE AT
                                                         BEGINNING OF            CHARGED TO             FROM           END OF
                                                           PERIOD                  INCOME             RESERVES         PERIOD
                                                        --------------          -------------       -----------     -----------
January 1, 2003 through December 31, 2003               $         17.0          $        16.8       $      11.2     $      22.6

January 1, 2002 through December 31, 2002                         16.7                    5.9               5.6            17.0

January 1, 2001 through December 31, 2001                         17.0                    6.5               6.8            16.7

                                                                                    RESTRUCTURING RESERVE
                                                        -----------------------------------------------------------------------
                                                          BALANCE AT            ADDITIONS        DEDUCTIONS      BALANCE AT
                                                         BEGINNING OF          CHARGED TO          FROM            END OF
                                                           PERIOD                INCOME           RESERVES         PERIOD
                                                        --------------       ----------------    -----------     -----------
January 1, 2003 through December 31, 2003               $            -       $           -       $         -     $         -

January 1, 2002 through December 31, 2002                          0.8                (0.6)(A)           0.2(A)            -

January 1, 2001 through December 31, 2001                          4.1                 7.1(A)           10.4(A)          0.8

-------------------------------------
NOTES:

(A)   Workforce reduction costs.

                                                                                  SHUTDOWN RESERVES
                                                        -----------------------------------------------------------------------
                                                          BALANCE AT            ADDITIONS        DEDUCTIONS      BALANCE AT
                                                         BEGINNING OF          CHARGED TO          FROM            END OF
                                                           PERIOD                INCOME           RESERVES         PERIOD
                                                        --------------       ----------------    -----------     -----------
January 1, 2003 through December 31, 2003               $         23.0                    6.7(B)  $      1.7     $      28.0

January 1, 2002 through December 31, 2002                         25.2                      -            2.2            23.0

January 1, 2001 through December 31, 2001                         26.4                      -            1.2            25.2

-------------------------------------
NOTES:

(B) Additions primarily relate to liability recorded upon adoption of SFAS 143 on January 1, 2003.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ISPAT INLAND INC.

                                    By: /s/  LOUIS L. SCHORSCH
                                        ---------------------------------------
                                        Louis L. Schorsch
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        December 15, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     SIGNATURE                             TITLE                                     DATE
     ---------                             -----                                     ----
/s/ LOUIS L. SCHORSCH         President and Chief Executive Officer             December 15, 2004
-----------------------           (Principal Executive Officer)
  Louis L. Schorsch                        and Director

/s/ MICHAEL G. RIPPEY         Executive Vice President Commercial               December 15, 2004
-------------------------        (Principal Financial Officer)
   Michael G. Rippey            (Principal Accounting Officer)
                                       and Director

Lakshmi N. Mittal         }     Chairman of the Board of Directors

Louis L. Schorsch         }                  Director

Michael G. Rippey         }                  Director

Peter D. Southwick        }                  Director

Robert B. McKersie        }                  Director

Malay Mukerjee            }                  Director

Richard Leblanc           }                  Director

Ashok L. Aranha           }                  Director

Jean-Pierre Picard        }                  Director

                                        By: /s/ MARC R. JESKE
                                            ------------------------------
                                            Marc R. Jeske
                                            Attorney-in-fact
                                            December 15, 2004

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

4.D Copy of Thirty-Seventh Supplemental Indenture dated as of July 9, 2003 from Ispat Inland Inc. to The Bank of New York and Louis P. Young as Trustees to the First Mortgage from Ispat Inland Inc. to First Trust and Savings Bank and Melvin A. Traylor, as Trustees, dated April 1, 1928. (Filed as Exhibit 4.5 to the Ispat Inland ULC Registration Statement No. 333-116128, and incorporated by reference herein.)

4.E Copy of Thirty-Eighth Supplemental Indenture dated as of March 25, 2004 from Ispat Inland Inc. to The Bank of New York and Louis P. Young as Trustees to the First Mortgage from Ispat Inland Inc. to First Trust and Savings Bank and Melvin A. Traylor, as Trustees, dated April 1, 1928. (Filed as Exhibit 4.6 to the Ispat Inland ULC Registration Statement No. 333-116128, and incorporated by reference herein.)

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

24       Powers of Attorney

31 Certifications of Louis L. Schorsch, President and Chief Executive Officer and Michael G. Rippey, Executive Vice President and Chief Financial Officer of Ispat Inland Inc. Pursuant to Sarbanes-Oxley Act
         Section 302............................................................

32 Certifications of Louis L. Schorsch, President & Chief Executive Officer and Michael G. Rippey, Executive Vice President and Chief Financial Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002...................................................................