Form 10-Q/A
period 2004-03-31
ISPAT INLAND INC
filed 2004-12-27
CIK 50548

                                                            FIRST QUARTER - 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of May 14, 2004.

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to amend the Quarterly Report on Form 10-Q for the period ended March 31, 2004, originally filed by Ispat Inland Inc. on May 13, 2004, (the "Form 10-Q") to reflect the restatements discussed in Note 14 to the Condensed Consolidated Financial Statements. Except for the effects of the restatements discussed in Note 14, no changes have been made to the Condensed Consolidated Financial Statements of Ispat Inland Inc. as contained in the Form 10-Q. Other than as expressly set forth in Note 14 to the Condensed Consolidated Financial Statements, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in the Form 10-Q or reflect any events that have occurred after the Form 10-Q was filed.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I. FINANCIAL INFORMATION

      ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations (As Restated) for
            the Three Months Ended March 31, 2004 and 2003                                   2

            Condensed Consolidated Statements of Comprehensive Income for the
            Three Months Ended March 31, 2004 and 2003                                       2

            Condensed Consolidated Statements of Cash Flows (As Restated) for
            the Three Months Ended March 31, 2004 and 2003                                   3

            Condensed Consolidated Balance Sheets (As Restated) as of March 31,
            2004 and December 31, 2003                                                       4

            Notes to Condensed Consolidated Financial Statements                        5 - 17

      ITEM 2. Management's Narrative Analysis of Results of Operations                 18 - 20

      ITEM 4. Controls and Procedures                                                  20 - 21

PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings                                                             21

      ITEM 5. Other                                                                         21

      ITEM 6. Exhibits and Reports on Form 8-K                                              21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           2004           2003
                                                       -----------   ------------
                                                       (AS RESTATED, SEE NOTE 14)
                                                       --------------------------
NET SALES                                              $    665.6     $    553.9
                                                       ----------     ----------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                        551.7          478.4
  Selling, general and
        administrative expenses                               9.2           10.2
  Depreciation                                               25.1           24.4
                                                       ----------     ----------
     Total                                                  586.0          513.0
                                                       ----------     ----------

OPERATING PROFIT                                             79.6           40.9
Other expense (income), net                                  (7.4)          (1.7)
Interest expense on debt                                     20.6           17.8
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE                            66.4           24.8
PROVISION FOR INCOME TAXES                                   24.1            8.4
                                                       ----------     ----------
INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                                      42.3           16.4
Cumulative effect of change in
   accounting principle, net of tax of $0.9 (Note 9)                        (1.6)
                                                       ----------     ----------
NET INCOME                                             $     42.3     $     14.8
                                                       ==========     ==========

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                           THREE MONTHS ENDED
                                                MARCH 31
                                            2004         2003
                                         ----------   ----------
Net income                               $     42.3   $     14.8
Other comprehensive income, net of tax            -            -
                                         ----------   ----------
COMPREHENSIVE INCOME                     $     42.3   $     14.8
                                         ==========   ==========

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                  2004           2003
                                                                               ----------     ----------
                                                                               (AS RESTATED, SEE NOTE 14)
OPERATING ACTIVITIES
  Net income                                                                   $     42.3     $     14.8
                                                                               ----------     ----------
  Adjustments to reconcile net income to net cash from operating activities:
   Gain on early extinguishment of debt                                                 -           (0.8)
   Gain on sale of property, plant and equipment                                     (0.1)          (0.1)
   Change in accounting principle                                                       -            2.5
   Depreciation                                                                      25.1           24.4
   Amortization of debt premium                                                      (0.1)          (0.3)
   Undistributed earnings from joint ventures                                        (9.4)          (9.8)
   Deferred income taxes                                                             24.1            7.5
   Change in:
    Receivables                                                                     (63.3)          49.9
    Inventories                                                                     (27.3)         (41.3)
    Other assets                                                                     (1.2)           3.1
    Accounts payable                                                                 12.3           15.0
    Payables to/receivables from related companies                                    6.1           (0.1)
    Other accrued liabilities                                                       (24.0)           9.0
    Deferred employee benefit cost                                                  (10.1)           3.9
    Pension contribution                                                            (17.7)         (54.5)
   Other items                                                                       (0.4)           0.5
                                                                               ----------     ----------
   Net adjustments                                                                  (86.0)           8.9
                                                                               ----------     ----------
       Net cash from operating activities                                           (43.7)          23.7

INVESTING ACTIVITIES
  Capital expenditures                                                               (1.8)          (9.7)
  Proceeds from sale of property, plant and equipment                                 0.1            0.1
  Investments in, advances to and distributions from joint ventures, net              7.7           11.0
                                                                               ----------     ----------
       Net cash from investing activities                                             6.0            1.4

FINANCING ACTIVITIES
  Payments on long-term debt                                                       (661.5)          (3.1)
  Proceeds from issuance of long-term debt                                          794.9              -
  Dividends paid                                                                        -           (1.9)
  Proceeds from note receivable from related company                                (18.6)             -
  Bank overdrafts                                                                     9.7           (1.3)
  Repayments of revolver borrowings, net                                            (72.0)         (12.0)
                                                                               ----------     ----------
       Net cash from financing activities                                            52.5          (18.3)
                                                                               ----------     ----------

Net change in cash and cash equivalents                                              14.8            6.8
Cash and cash equivalents - beginning of period                                      13.4           10.0
                                                                               ----------     ----------
Cash and cash equivalents - end of period                                      $     28.2     $     16.8
                                                                               ==========     ==========

Non-cash activity:
  Asset Retirement Obligation Impact on:
    Property                                                                            -            3.8
    Other long-term obligations                                                         -            6.3
  Conversion of accrued interest on Ispat advances to debt                            3.2            3.1


       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2004            2003
                                                             ------------    ------------
                                                              (AS RESTATED, SEE NOTE 14)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                $       28.2    $       13.4
    Receivables, less provision for allowances, claims and          278.7           215.4
        doubtful accounts of $13.7 and $22.6
    Receivables from related companies                                2.9             4.9
    Inventories                                                     399.1           371.8
    Deferred income taxes                                            26.5            26.5
                                                             ------------    ------------
        Total current assets                                        735.4           632.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                     216.0           214.3
  PROPERTY, PLANT AND EQUIPMENT, NET                              1,728.0         1,751.3
  NOTE RECEIVABLE FROM RELATED COMPANIES                             24.2             5.6
  DEFERRED INCOME TAXES                                             380.6           404.7
  PENSION INTANGIBLE ASSET                                           65.6            65.6
  OTHER ASSETS                                                       63.7            62.5
                                                             ------------    ------------
        Total Assets                                         $    3,213.5    $    3,136.0
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                         $      195.1    $      182.8
    Note payable and revolving credit facilities                    183.0           255.0
    Bank overdrafts                                                  15.9             6.2
    Payables to related companies                                     9.5             5.4
    Pension contribution                                             93.8           111.5
    Accrued expenses and other liabilities                          130.3           157.5
    Long-term debt due within one year
     Related companies (Note 6)                                         -             7.0
     Other                                                            1.5               -
                                                             ------------    ------------
        Total current liabilities                                   629.1           725.4
  LONG-TERM DEBT
    Related companies (Note 6)                                    1,026.6           883.0
    Other                                                           203.5           205.0
  DEFERRED EMPLOYEE BENEFITS                                      1,637.3         1,647.4
  OTHER LONG-TERM OBLIGATIONS                                        62.0            62.5
                                                             ------------    ------------
        Total liabilities                                         3,558.5         3,523.3
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                  90.0            90.0
    Common stock                                                    320.0           320.0
    Accumulated deficit                                            (190.7)         (233.0)
    Accumulated other comprehensive loss                           (564.3)         (564.3)
                                                             ------------    ------------
        Total stockholders' deficit                                (345.0)         (387.3)
                                                             ------------    ------------
        Total Liabilities and Stockholders' Deficit          $    3,213.5    $    3,136.0
                                                             ============    ============

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K/A for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

STOCK OPTION PLAN

In 1999, Ispat International N.V. ("Ispat") established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Under the terms of the Ispat Plan, Ispat may grant options to senior management of Ispat and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Ispat stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Ispat Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. Prior to 2003, the Company, which participates in the Ispat Plan, accounted for stock options under the recognition and measurement provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

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

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                  THREE MONTHS ENDED MARCH 31
                                                     (DOLLARS IN MILLIONS)
                                                      2004           2003
                                                  ------------   ------------
Net Income - as reported                          $       42.3   $       14.8

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                  -              -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                         -           (0.2)
                                                  ------------   ------------
Net Income - pro forma                            $       42.3   $       14.6
                                                  ------------   ------------

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                    MARCH 31,    DECEMBER 31,
                                      2004           2003
                                  ------------   ------------
                                    (DOLLARS IN MILLIONS)
In process and finished steel     $      271.1   $      246.7
Raw materials and supplies:
  Iron ore                                47.6           65.7
  Scrap and other raw materials           54.2           32.6
  Supplies                                26.2           26.8
                                  ------------   ------------
                                         128.0          125.1
                                  ------------   ------------
        Total                     $      399.1   $      371.8
                                  ============   ============

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

Borrowings under the Term Loans bore interest at a rate per annum equal to, at the Borrower's option: (1) the higher of (a) the Agent's prime rate or (b) the rate which is 1/2 of 1% in excess of the Federal Funds effective rate (together the "Base Rate"), plus 2.75% or (2) the LIBO Rate (as defined in the Credit Agreement) plus 3.75%. The fee for the LC was 4.00% of the LC amount per annum (the "LC Fee"). The spread over the LIBO Rate and Base Rate would have been reduced if the Company's Consolidated Leverage Ratio (as defined in the Credit
Agreement) fell to specified levels.....

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

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur other liabilities, and pay dividends. Such indenture also contains limited covenants that are applicable to Ispat. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on March 31, 2004.

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

Maturities of debt obligations (excluding Ispat International advances and amounts outstanding under the revolving credit facilities at March 31, 2004) are: $0.0 million in 2004, $1.5 million in 2005, $5.0 million in 2006, $59.8 million in 2007, $0.0 million in 2008 and $933.5 million thereafter.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

NOTE 5 - RETIREMENT BENEFITS (CONT.)

The net periodic benefit was as follows:

                                   QUARTER ENDED      QUARTER ENDED
                                  MARCH 31, 2004     MARCH 31, 2003
                                       (DOLLARS IN MILLIONS)
                                 ---------------    ---------------
Net Periodic cost
Service cost                     $           9.6    $           8.6
Interest cost                               38.4               39.7
Expected return on plan assets             (46.2)             (45.9)
Amortization                                11.5                4.4
                                 ---------------    ---------------
Net periodic benefit cost        $          13.3    $           6.8
                                 ===============    ===============

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

The net periodic benefit was as follows:

                              QUARTER ENDED      QUARTER ENDED
                             MARCH 31, 2004     MARCH 31, 2003
                                  (DOLLARS IN MILLIONS)
                            ---------------    ---------------
Net periodic benefit cost
Service cost                $           2.1    $           2.2
Interest cost                          12.6               14.4
Amortization                           (7.2)              (4.9)
                            ---------------    ---------------
Net periodic benefit cost   $           7.5    $          11.7
                            ===============    ===============

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

The Company's long-term debt due to a related company of $1,026.6 million and $890.0 million as of March 31, 2004 and December 31, 2003, respectively, comprises $794.9 million and $661.5 million, respectively, payable to Ispat Inland Finance, LLC and $231.7 million and $228.5 million, respectively, of advances from Ispat and other subsidiaries of Ispat. Under certain debt agreements, these advances cannot be repaid until the Company's leverage falls to specified levels and sufficient cumulative earnings have been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $9.7 million and $9.4 million for the three months ended March 31, 2004 and 2003, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Ispat and its other subsidiaries mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at March 31, 2004 range from 2.9% to 5.6%. Interest expense related to the advances from Ispat and its other subsidiaries was $2.7 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively The accrued interest on the advances from Ispat and other subsidiaries of Ispat was $4.5 million and $5.0 million at March 31, 2004 and December 31, 2003, respectively. The interest on the advances is payable on their anniversary dates; if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

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

The Company's payable to related companies of $9.5 million and $5.4 million at March 31, 2004 and December 31, 2003, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $2.9 million and $4.9 million at March 31, 2004 and December 31, 2003, respectively, consists of trade and other related party receivables.

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

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend beyond two years. At March 31, 2004 and December 31, 2003, the Company had entered into contracts for these commodities for notional amounts of $60.4 million and $6.0 million, respectively which had fair values of $(2.3) million and $0.2 million, respectively. For the three months ended March 31, 2004 and 2003, the Company recorded a $2.6 million and $0.6 million gain, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0 million and $0.3 million on deposit with counterparties at March 31, 2004 and December 31, 2003, respectively, that was classified as an other asset on the balance sheet.

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

Changes in the liability for asset retirement obligations during the first quarter of 2004 and 2003 consisted of the following (Dollars in Millions):

                           2004      2003
                          -------   -------
Balance as of January 1   $   7.0   $   6.6
Liabilities incurred          0.1       0.0
                          -------   -------
Balance as of  March 31   $   7.1   $   6.6
                          =======   =======

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

NOTE 14 - RESTATEMENT

Subsequent to the issuance of the Condensed Consolidated Financial Statements for the period ended March 31, 2004, the Company determined that (i) borrowings outstanding under its revolving credit facilities previously reported as long term debt - other should be classified as short-term liabilities in accordance with the provisions set

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

NOTE 14 - RESTATEMENT (CONT.)

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

As a result, the accompanying Condensed Consolidated Financial Statements have been restated to reclassify (i) $168.0 million and $240.0 million borrowings at March 31, 2004 and December 31, 2003, respectively, under the revolving credit facilities from long term debt - other to current liabilities, (ii) $20.4 million and $17.7 million accrued interest at March 31, 2004 and December 31, 2003, respectively, on advances from Ispat and other subsidiaries from other long term liabilities to long term debt - related parties ($15.9 million and $12.7 million respectively) and accrued interest on debt ($4.5 million and $5.0 million, respectively) and (iii) expenses of $2.5 million, and $3.5 million for periods ended March 31, 2004 and 2003 respectively, from other expense to selling, general and administrative expenses, which results in either a corresponding increase to operating loss or decrease in operating profit, but with no impact to net income for those periods.

NOTE 15 - CHANGE IN ACCOUNTING PRINCIPLE RETROACTIVELY APPLIED

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis

On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. The retroactive application to incorporate the impact of adopting FSP No. 106-2 into the Company's previously issued Condensed Consolidated Financial Statements is not a correction of an error as the retroactive method is permitted under the provisions of FSP No. 106-2. The Company determined that the effects of the Medicare subsidy on previously reported net periodic post-retirement benefit costs for the three months ended March 31, 2004 was a reduction of service cost and an increase in earnings of $1.5 million and decreased employee benefit liability from $1,638.8 million to $1,637.3 million.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS

Comparison of First Quarter 2004 to First Quarter 2003

The following Management's Narrative Analysis of Results of Operations gives effect to the restatement discussed in Note 14 to the Condensed Consolidated Financial Statements.

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

In the first quarter of 2004, the cost of goods sold increased to $551.7 million from $478.4 million in the first quarter of 2003. Included in the first quarter 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, due to the reassessment of property taxes for the year 2002. Indiana's Legislature passed a law in 2001 which changed real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County, where our 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February, 2004. The current quarter also included a charge of approximately $4.0 million for severance costs resulting from an 8% salaried workforce reduction. The full benefit of the force reduction will occur in the second quarter of 2004 and is expected to have an annual benefit of approximately $10.0 million. The operating cost per ton increased by $6 per ton to $408 per ton in the first quarter of 2004 from $402 in the first quarter of 2003. Excluding the property tax and severance cost items noted above, the operating cost per ton increased by $28. Compared to the first quarter of 2003, input costs dramatically increased for scrap, coke, coal, alloys, fluxes, and natural gas. On a quarter to quarter basis, scrap prices increased approximately 89% while coke prices increased approximately 41%. Labor costs were higher in the first quarter of 2004 as compared to the first quarter of 2003 due to increases in pension expense resulting from the amortization of losses associated with lower interest rates and expected market returns and employee profit sharing. The Company set a new slab production record for the first quarter of 2004, following the successful reline of its No. 7 Blast Furnace which was completed in the fourth quarter of 2003. Consequently, less purchased semi-finished steel was required in the first quarter of 2004 which resulted in lower operating costs. The higher sales and operating volume in the first quarter of 2004 also mitigated some of the previously mentioned cost increases on a per ton basis due to the absorption of fixed costs.

Selling and general administrative expenses of $9.2 million in the first quarter of 2004 decreased from $10.2 in the first quarter of last year due to a decrease in management, financial and legal services charged by Ispat.

Depreciation expense increased by $0.7 million to $25.1 million in the first quarter of 2004 from $24.4 million due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the first quarter of 2004 increased by $38.7 million to $79.6 million from $40.9 million in 2003. Higher sales volume, increases in selling prices, lower costs due to record slab production and the resulting reduction in purchased semi-finished requirements, and the property tax reassessment were partially offset by an unprecedented increase in input costs, increased pension expense and employee profit sharing, and the severance charge resulting from the salaried workforce reduction.

Other (income) expense, net of $7.4 million of income in the first quarter of 2004 increased by $5.7 million from income of $1.7 million in the first quarter of 2003 due to the sale of pollution credits. The Company sold 2,168 tons of Nitrous Oxide allowances, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

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

Changes in working capital, components of receivables, inventories and accounts payable, utilized cash of $78.3 million in the first quarter, 2004, including $63.3 million for increased receivables and $27.3 million for increased inventories. In the first quarter, 2003, changes in working capital generated $23.6 million of cash, including $49.9 million for decreased receivables, partially offset by increased inventories of $41.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, including consideration of the deficiencies described below which gave rise to the restatement discussed in
Note 14 to the Condensed Consolidated Financial Statements, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Date: December 17, 2004

                                INDEX TO EXHIBITS

EXHIBIT                                                                                      SEQUENTIAL
NUMBER                                  DESCRIPTION                                           PAGE NO.
------                                  -----------                                          ----------
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