Form 10-Q/A
period 2004-06-30
ISPAT INLAND INC
filed 2004-12-27
CIK 50548

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

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to amend the Quarterly Report on Form 10-Q for the period ended June 30, 2004, originally filed by Ispat Inland Inc. on August 13, 2004, (the "Form 10-Q")to reflect the restatements discussed in
Note 14 to the Condensed Consolidated Financial Statements. Except for the effects of the restatements discussed in Note 14, no changes have been made to the Condensed Consolidated Financial Statements of Ispat Inland Inc. as contained in the Form 10-Q. Other than as expressly set forth in Note 14 to the Condensed Consolidated Financial Statements, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in the Form 10-Q or reflect any events that have occurred after the Form 10-Q was filed.

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

             Condensed Consolidated Statements of Operations (As Restated) for the
             Three and Six Months Ended June 30, 2004 and 2003                                          2

             Condensed Consolidated Statements of Comprehensive Income (Loss)
             for the Three and Six Months Ended June 30, 2004 and 2003                                  2

             Condensed Consolidated Statements of Cash Flows  (As Restated) for the Six Months
             Ended June 30, 2004 and 2003                                                               3

             Condensed Consolidated Balance Sheets  (As Restated) as of June 30, 2004
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

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                        JUNE 30
                                                      ----------------------------     --------------------------
                                                        (AS RESTATED, SEE NOTE 14)     (AS RESTATED, SEE NOTE 14)
                                                          2004              2003         2004              2003
                                                        --------          --------     --------          --------
NET SALES                                               $  771.9          $  560.5     $1,437.5          $1,114.4
                                                        --------          --------     --------          --------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                       624.5             543.5      1,176.2           1,021.8
  Selling, general and
        administrative expenses                             10.4               7.9         19.6              18.1
  Depreciation                                              25.2              24.3         50.3              48.7
                                                        --------          --------     --------          --------
     Total                                                 660.1             575.7      1,246.1           1,088.6
                                                        --------          --------     --------          --------

OPERATING PROFIT (LOSS)                                    111.8             (15.2)       191.4              25.8
Other expense (income), net                                 (3.1)             (0.7)       (10.5)             (2.4)
Interest expense on debt                                    28.9              17.4         49.5              35.2
                                                        --------          --------     --------          --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE                           86.0             (31.9)       152.4              (7.0)
PROVISION (BENEFIT) FOR INCOME TAXES                        31.2             (12.2)        55.3              (3.7)
                                                        --------          --------     --------          --------
INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                                     54.8             (19.7)        97.1              (3.3)
Cumulative effect of change in
   accounting principle, net of tax of $0.9 (Note 9)           -                 -            -              (1.6)
                                                        --------          --------     --------          --------
NET INCOME (LOSS)                                       $   54.8          $  (19.7)    $   97.1          $   (4.9)
                                                        ========          ========     ========          ========

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                        JUNE 30
                                                          2004              2003         2004              2003
                                                        --------          --------     --------          --------
Net income (loss)                                       $   54.8          $  (19.7)    $   97.1          $   (4.9)
Other comprehensive income, net of tax:                        -                 -            -                 -
                                                        --------          --------     --------          --------
COMPREHENSIVE INCOME (LOSS)                             $   54.8          $  (19.7)    $   97.1          $   (4.9)
                                                        ========          ========     ========          ========

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                              2004                2003
                                                                             ------              -----
                                                                             (AS RESTATED, SEE NOTE 14)
OPERATING ACTIVITIES
  Net income (loss)                                                          $ 97.1              $(4.9)
                                                                             ------              -----
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Gain on early extinguishment of debt                                          -               (0.9)
    Gain on sale of property, plant and equipment                                 -               (0.1)
    Change in accounting principle                                                -                2.5
    Depreciation                                                               50.3               48.7
    Amortization of debt premium                                               (0.1)              (0.5)
    Undistributed earnings from joint ventures                                (23.5)             (16.7)
    Deferred income taxes                                                      55.2               (4.7)
    Change in:
     Receivables                                                             (113.9)              21.5
     Inventories                                                              (67.1)             (35.5)
     Other assets                                                              (2.4)              (2.5)
     Accounts payable                                                           4.9                5.7
     Payables to/receivables from related companies                            25.3               10.2
     Other accrued liabilities                                                 (0.1)              13.2
     Deferred employee benefit cost                                           (19.3)               7.7
     Pension contribution                                                     (39.8)             (54.5)
    Other items                                                                (1.6)               0.6
                                                                             ------              -----
    Net adjustments                                                          (132.1)              (5.3)
                                                                             ------              -----
        Net cash from operating activities                                    (35.0)             (10.2)

INVESTING ACTIVITIES
  Capital expenditures                                                        (10.5)             (31.1)
  Proceeds from sale of property, plant and equipment                             -                0.1
  Investments in, advances to and distributions from joint ventures, net       16.1               13.5
                                                                             ------              -----
        Net cash from investing activities                                      5.6              (17.5)

FINANCING ACTIVITIES
  Payments on long-term debt                                                 (662.1)              (4.9)
  Proceeds from issuance of long-term debt                                    794.9                  -
  Dividends paid                                                                  -              (15.9)
  Proceeds from (payments of) note receivable from related company            (20.0)               7.0
  Bank overdrafts                                                              (3.7)              10.7
  Proceeds from (payments of) revolver borrowings, net                        (65.0)              42.0
                                                                             ------              -----
        Net cash from financing activities                                     44.1               38.9
                                                                             ------              -----

Net change in cash and cash equivalents                                        14.7               11.2
Cash and cash equivalents - beginning of period                                13.4               10.0
                                                                             ------              -----
Cash and cash equivalents - end of period                                    $ 28.1              $21.2
                                                                             ======              =====

Non-cash activity:
  Asset retirement obligation impact on:
    Property                                                                      -                3.8
    Other long-term obligations                                                   -                6.3
  Conversion of accrued interest on Ispat advances to debt                      4.8                4.3

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                               JUNE 30, 2004      DECEMBER 31, 2003
                                                               -------------      -----------------
                                                                    (AS RESTATED, SEE NOTE 14)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                  $        28.1      $            13.4
    Receivables, less provision for allowances, claims and             329.3                  215.4
        doubtful accounts of $14.2 and $22.6
    Receivables from related companies                                   6.2                    4.9
    Inventories                                                        438.9                  371.8
    Prepaid expenses and other                                             -                      -
    Deferred income taxes                                               26.5                   26.5
                                                               -------------      -----------------
        Total current assets                                           829.0                  632.0
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                        221.7                  214.3
  PROPERTY, PLANT AND EQUIPMENT, NET                                 1,711.5                1,751.3
  NOTE RECEIVABLE FROM RELATED COMPANIES                                25.6                    5.6
  DEFERRED INCOME TAXES                                                349.5                  404.7
  PENSION INTANGIBLE ASSET                                              65.6                   65.6
  OTHER ASSETS                                                          64.9                   62.5
                                                               -------------      -----------------
        Total Assets                                           $     3,267.8      $         3,136.0
                                                               =============      =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                           $       187.7      $           182.8
    Note payable and revolving credit facilities                       190.0                  255.0
    Bank overdrafts                                                      2.5                    6.2
    Payables to related companies                                       32.0                    5.4
    Pension contribution                                                71.7                  111.5
    Accrued expenses and other liabilities                             152.6                  157.5
    Long-term debt due within one year
     Related companies (Note 6)                                            -                    7.0
     Other                                                               0.8                      -
                                                               -------------      -----------------
        Total current liabilities                                      637.3                  725.4
  LONG-TERM DEBT
    Related companies (Note 6)                                       1,028.3                  883.0
    Other                                                              203.4                  205.0
  DEFERRED EMPLOYEE BENEFITS                                         1,628.1                1,647.4
  OTHER LONG-TERM OBLIGATIONS                                           60.9                   62.5
                                                               -------------      -----------------
        Total liabilities                                            3,558.0                3,523.3
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' DEFICIT
    Preferred stock                                                     90.0                   90.0
    Common stock                                                       320.0                  320.0
    Accumulated deficit                                               (135.9)                (233.0)
    Accumulated other comprehensive loss                              (564.3)                (564.3)
                                                               -------------      -----------------
        Total stockholders' deficit                                   (290.2)                (387.3)
                                                               -------------      -----------------
        Total Liabilities and Stockholders' Deficit            $     3,267.8      $         3,136.0
                                                               =============      =================

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

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                    THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                      (DOLLARS IN MILLIONS)           (DOLLARS IN MILLIONS)
                                                        2004              2003          2004            2003
                                                    --------          --------      --------        --------
Net Income/(Loss) - as reported                     $   54.8          ($  19.7)     $   97.1        ($   4.9)

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                -                 -             -               -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                       -              (0.1)            -            (0.3)
                                                    --------          --------      --------        --------
Net Income/(Loss) - pro forma                       $   54.8          ($  19.8)     $   97.1        ($   5.2)
                                                    --------          --------      --------        --------

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                    JUNE 30, 2004     DECEMBER 31, 2003
                                    -------------     ----------------
                                          (DOLLARS IN MILLIONS)
In process and finished steel       $       300.1     $          246.7
Raw materials and supplies:
  Iron ore                                   50.5                 65.7
  Scrap and other raw materials              62.9                 32.6
  Supplies                                   25.4                 26.8
                                    -------------     ----------------
                                            138.8                125.1
                                    -------------     ----------------
        Total                       $       438.9     $          371.8
                                    =============     ================

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

Maturities of debt obligations (excluding Ispat International advances and amounts outstanding under the revolving credit facilities at June 30, 2004) are:
$0.0 million in 2004, $.8 million in 2005, $5.0 million in 2006, $59.8 million in 2007, $0.0 million in 2008 and $933.6 million thereafter.

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

NOTE 4 - EQUITY

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

The net periodic benefit cost was as follows:


                                   SIX MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30, 2004         JUNE 30, 2003
                                            (DOLLARS IN MILLIONS)
                                   ----------------      ----------------
Net Periodic cost
Service cost                       $           19.2      $           17.1
Interest cost                                  76.8                  79.3
Expected return on plan assets                (92.4)                (91.8)
Amortization                                   22.9                   8.9
                                   ----------------      ----------------
Net periodic benefit cost          $           26.5      $           13.5
                                   ================      ================

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

The net periodic benefit cost was as follows:

                                   SIX MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30, 2004          JUNE 30, 2003
                                            (DOLLARS IN MILLIONS)
                                   ----------------      ----------------
Net periodic benefit cost
Service cost                       $            4.2      $            4.4
Interest cost                                  25.2                  28.8
Amortization                                  (14.6)                 (9.8)
                                   ----------------      ----------------
Net periodic benefit cost          $           14.8      $           23.4
                                   ================      ================

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

The Company's long-term debt due to related companies of $1,028.3 million and $890.0 million as of June 30, 2004 and December 31, 2003, respectively, comprises $795.0 million and $661.5 million, respectively, payable to Ispat Inland Finance, LLC and $233.3 million and $228.5 million, respectively, of advances from Ispat and other subsidiaries of Ispat. The accrued interest on the advances from Ispat and other subsidiaries of Ispat was $23.1 million and $17.7 million at June 30, 2004 and December 31, 2003, respectively. Under certain debt agreements, these advances cannot be repaid until the Company's leverage falls to specified levels and sufficient cumulative earnings have been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $19.8 million and $29.5 million for the three and six months ended June 30, 2004 and $9.3 million and $18.8 million for the three and six months ended June 30, 2003, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Ispat and its other subsidiaries mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at June 30, 2004 range from 2.9% to 5.6%. Interest expense related to the advances from Ispat and its other subsidiaries was $2.7 million and $5.5 million for the three and six months ended June 30, 2004 and $2.1 million and $4.2 million for the three and six months ended June 30, 2003, respectively. The accrued interest on the advances from Ispat and other subsidiaries of Ispat was $5.6 million and $5.0 million at June 30, 2004 and December 31, 2003, respectively. The interest on the advances is payable on their anniversary dates; if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

The Company's payable to related companies of $32.0 million and $5.4 million at June 30, 2004 and December 31, 2003, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $6.2 million and $4.9 million at June 30, 2004 and December 31, 2003, respectively, consists of trade and other related party receivables.

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

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend beyond two years. At June 30, 2004 and December 31, 2003, the Company had entered into contracts for these commodities for notional amounts of $54.0 million and $6.0 million, respectively which had fair values of $6.6 million (asset) and $0.2 million (liability), respectively. For the three and six months ended June 30, 2004, the Company recorded gains of $4.2 million and $6.8 million, respectively, and for the three and six months ended June 30, 2003, the Company recorded gains of $0.4 million and $1.0 million, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0 million and $0.3 million on deposit with counterparties at June 30, 2004 and December 31, 2003, respectively, that was classified as an other asset on the balance sheet.

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

Changes in the liability for asset retirement obligations during the six months ended June 30, 2004 and 2003 consisted of the following (Dollars in Millions):

                              2004         2003
                            --------     --------
Balance as of January 1     $    7.0     $    6.6
Liabilities incurred             0.2          0.1
                            --------     --------
Balance as of June 30       $    7.2     $    6.7
                            ========     ========

NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three and six months ended June 30, 2004 were $3.0 million and $6.1 million, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2003, respectively.

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

NOTE 13 - SALES OF POLLUTION ALLOWANCES

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 14 - RESTATEMENT

Subsequent to the issuance of the Condensed Consolidated Financial Statements for the period ended June 30, 2004, the Company determined that (i) borrowings outstanding under its revolving credit facilities previously reported as long term debt - other should be classified as short-term liabilities in accordance with the provisions set forth in SFAS No.6, "Classification of Short-Term Obligations Expected to Be Refinanced", and Emerging Issues Task Force (EITF) 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", (ii) accrued interest on the advances from Ispat and other subsidiaries previously reported as other long term liabilities should have been classified as long-term debt - related parties and accrued interest on debt, and (iii) management, financial and legal services charged to the Company by Ispat and corporate expenses allocated to the Company from Ispat North America Holding Inc. previously reported as other expense should have been classified as selling, general and administrative expenses.

As a result, the accompanying Condensed Consolidated Financial Statements have been restated to reclassify (i) $175.0 million and $240.0 million borrowings at June 30, 2004 and December 31, 2003, respectively, under the revolving credit facilities from long term debt - other to current liabilities, (ii) $23.1 million and $17.7 million accrued interest at June 30, 2004 and December 31, 2003, respectively, on advances from Ispat and other subsidiaries from other long term liabilities to long term debt - related parties ($17.5 million and $12.7 million respectively) and accrued interest on debt ($5.6 million and $5.0 million, respectively) and (iii) expenses of $2.8 million and $5.3 million for three and six months ended June 30, 2004 and $1.0 million and $4.5 million for the three and six months ended June 30, 2003 respectively, from other expense to selling, general and administrative expenses, which results in either a corresponding increase to operating loss or decrease in operating profit, but with no impact to net income/(loss) for those periods.

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

On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. The retroactive application to incorporate the impact of adopting FSP No. 106-2 into the Company's previously issued Condensed Consolidated Financial Statements is not a correction of an error as the retroactive method is permitted under the provisions of FSP No. 106-2. The Company determined that the effects of the Medicare subsidy on previously reported net periodic post-retirement benefit costs for the three and six months ended June 30, 2004 was a reduction of service cost and an increase in earnings of $1.6 million and $3.1 million, respectively, and decreased employee benefit liability from $1,631.1 million to $1,628.1 million.

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

In the second quarter of 2004, the cost of goods sold increased to $624.5 million from $543.5 million in the second quarter of 2003. Compared to the second quarter of 2003, input costs dramatically increased for scrap, coke, coal, alloys, and fluxes. On a quarter to quarter basis, scrap prices increased approximately 83% while coke prices increased approximately 66%. Labor costs were higher in the second quarter of 2004 as compared to the second quarter of 2003 due to increases in pension expense resulting from the amortization of losses associated with lower interest rates and expected market returns, and employee profit sharing.

Selling and general administrative expenses of $10.4 million in the second quarter of 2004 increased by $2.5 million from the second quarter of last year, due to higher management, financial and legal services charged by Ispat and increased operational value added taxes.

Depreciation expense increased by $0.9 million to $25.2 million in the second quarter of 2004 from $24.3 million due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the second quarter of 2004 increased by $127.0 million to $111.8 million from a loss of $15.2 million in 2003. Higher sales volume and increases in selling prices were partially offset by an unprecedented increase in input costs, increased pension expense and the employee profit sharing.

Other (income) expense, net of $3.1 million of income in the second quarter of 2004 increased by $2.4 million from income of $0.7 million in the second quarter of 2003, primarily due to the sale of pollution credits in the second quarter of 2004. In the second quarter of 2004, the Company sold 632 tons of Nitrous Oxide allowances for $1.9 million. These allowances were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

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

In the first half of 2004, the cost of goods sold increased to $1,176.2 million from $1,021.8 million in the first half of 2003. Included in the first half of 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, resulting from the reassessment of property taxes for the year 2002. Indiana's Legislature passed a law in 2001 which changes real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County where the Company's 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February 2004. Compared to the first half of 2003, input costs dramatically increased for scrap, coke, coal, alloys, fluxes, and natural gas. On a six month basis, for 2004 as compared to 2003, scrap increased approximately 86% and coke prices have increased approximately 53%. Labor costs were higher in the first half of 2004, as compared to the first half of 2003 due to increased pension expense and employee profit sharing. The first half of 2004 also included a charge of approximately $4.0 million for the severance costs resulting from an 8% salaried workforce reduction.

Selling and general administrative expenses of $19.6 million for the first six months of 2004 were $1.5 million higher than the first six months of 2003 primarily due to increased operational value added taxes.

Depreciation expense increased by $1.6 million to $50.3 million in the first half of 2004 from $48.7 million due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

Operating income in the first half of 2004 increased by $165.6 million to $191.4 million from $25.8 million in the first half of 2003. Increases in selling prices, higher sales volume, lower costs due to higher slab production resulting from the successful reline of #7 Blast Furnace, and the property tax reassessment were partially offset by an unprecedented increase in input costs, increased pension expense, employee profit sharing, and the severance charge resulting from the salaried workforce reduction.

Other (income) expense, net of $10.5 million of income in the first six months of 2004 increased by $8.1 million from income of $2.4 million in the first six months of 2003 due to the sale of pollution credits. The Company sold 2,800 tons of Nitrous Oxide allowances for $8.6 million, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $49.5 million in the first six months of 2004 increased by $14.3 million from $35.2 million in the first six months of 2003 due to a higher interest rate on the newly refinanced debt and a higher level of debt.

LIQUIDITY

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

Changes in working capital, components of receivables, inventories and accounts payable, utilized cash of $176.1 million for the current period, including $113.9 million for increased receivables and $67.1 million for increased inventories. For the first six months of 2003, changes in working capital utilized $8.3 million of cash, including $35.5 million for increased inventories, partially offset by decreased receivables of $21.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.. Based upon those evaluations, including consideration of the deficiencies described below which gave rise to the restatement discussed in
Note 14 to the Condensed Consolidated Financial Statements, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

                                      ISPAT INLAND INC.

                                       By /s/ Michael G. Rippey
                                          -------------------------------------
                                          Michael G. Rippey
                                          Executive Vice President - Commercial
                                          and Chief Financial Officer Principal
                                          Financial Officer Principal Accounting
                                          Officer and Director

Date: December 17, 2004

                                INDEX TO EXHIBITS

EXHIBIT                                                                            SEQUENTIAL
NUMBER                                 DESCRIPTION                                  PAGE NO.
-------  -----------------------------------------------------------------------   ----------
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