Form 10-K
period 2004-12-31
ISPAT INLAND INC
filed 2005-03-31
CIK 50548

                                                                            2004
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   Form 10-K

(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [ ]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

     The number of shares of Common Stock ($.01 par value) of the registrant outstanding as of March 29, 2005 was 180, all of which shares were owned by Ispat Inland Holdings, Inc. Consequently, the aggregate market value of voting and non-voting Common Stock of the registrant held by non-affiliates is $0.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Ispat Inland Inc. together with its subsidiaries (the "Company"), a Delaware corporation and an indirect wholly owned subsidiary of Mittal Steel Company N.V. ("Mittal"), is an integrated domestic steel company. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in an iron ore production joint venture and certain steel-finishing joint ventures.

     The Company has a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and in related raw materials operations.

     On July 16, 1998, Ispat International N.V., predecessor to Mittal acquired Inland Steel Company (the "Predecessor Company") from Inland Steel Industries, Inc. ("Industries") in accordance with an Agreement and Plan of Merger ("Agreement"), dated as of May 27, 1998, amended as of July 16, 1998 (the "Acquisition"). The Predecessor Company was renamed Ispat Inland Inc. on September 1, 1998. Ispat International N.V. paid $1,143.1 million, plus an assumption of certain liabilities or obligations, to acquire the Predecessor Company.

OPERATIONS

     The Company is directly engaged in the production and sale of steel and related products. Certain Company subsidiaries and affiliates are engaged in the mining and pelletizing of iron ore and in the operation of a cold-rolling mill and steel galvanizing lines. All raw steel produced by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana, which also has facilities for converting the steel produced into semi-finished and finished steel.

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

                                                                  RAW STEEL PRODUCTION
                                                              ----------------------------
                                                                              % OF U.S.
                                                              (000 TONS*)   STEEL INDUSTRY
                                                              -----------   --------------
2004........................................................     6,109             5.6%**
2003........................................................     4,997             4.8%
2002........................................................     5,691             5.6

---------------

 * Net tons of 2,000 pounds.

** Based on preliminary data from the American Iron and Steel Institute.

     The annual raw steelmaking capacity of the Company is approximately 6.0 million net tons. The basic oxygen process accounted for 92% and 93% of raw steel production of the Company in 2004 and 2003, respectively. The remainder of such production was accounted for by the electric furnace process.

     The total tonnage of steel shipments by the Company for each of the five years 2000 through 2004 was 5.6 million tons in 2004; 5.3 million tons in 2003;
5.7 million tons in 2002; 5.4 million tons in 2001; and 5.6 million tons in 2000. In 2004 and 2003, sheet, strip and certain related semi-finished products accounted for 89% and 90%, respectively, of the total tonnage of steel shipments from the Indiana Harbor Works. Bar and certain related semi-finished products accounted for 11% in 2004 and 10% in 2003.

     In 2004 and 2003, approximately 92% and 93%, respectively, of the shipments of the Flat Products division and 88% and 85%, respectively, of the shipments of the Bar division were to customers in 20 mid-American states. Approximately 73% and 72%, respectively, of the shipments of the Flat Products division and 79% and 73%, respectively, of the shipments of the Bar division were to customers in a five-state area comprised of Illinois, Indiana, Ohio, Michigan and Wisconsin in 2004 and 2003. Both divisions compete in these geographical areas, principally on the basis of price, service and quality, with the nation's largest producers of raw steel as well as with foreign producers and with many smaller domestic mills.

     The steel market is highly competitive with major integrated producers, including the Company, facing competition from a variety of sources. Many steel products compete with alternative materials such as plastics, aluminum, ceramics, glass and concrete. Domestic steel producers have also been adversely impacted by imports from foreign steel producers. Imports of steel products accounted for 25.6% of the domestic market in 2004, up from 19.2% in 2003.

     Twice, in 2000 and 2002, the U.S. petitioners sought to have antidumping and countervailing duties assessed against cold-rolled imports from 12 countries and 20 countries, respectively. Both times, the U.S. International Trade Commission ("ITC") issued negative final injury determinations, effectively terminating the investigations. The U.S. petitioners appealed the 2000 ITC decision to the U.S. Court of International Trade ("CIT"), which remanded that decision to the ITC on October 28, 2003. On May 6, 2004, the ITC published its revised findings and affirmed its previous negative injury determinations. The U.S. petitioners also appealed the 2002 ITC decision to the CIT, which the CIT denied on February 19, 2004, affirming the ITC's negative injury findings. In April 2005, the U.S. Department of Commerce ("Commerce") and the ITC will complete a five-year "sunset" review of existing antidumping and countervailing duty orders against hot-rolled carbon steel flat products from Brazil, Japan and Russia that could result in the orders' termination. In November, 2005, Commerce and ITC will begin a similar sunset review of existing antidumping and countervailing duty orders against corrosion-resistant imports from Australia, Canada, France, Germany, Japan and Korea. Actions taken by trade authorities in connection with these matters could result in the increase of the supply of steel into the United States and negatively impact future profit margins.

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

                                                                   PERCENTAGE OF TOTAL
                                                                TONNAGE OF STEEL SHIPMENTS
                                                              ------------------------------
                                                              2004         2003         2002
                                                              ----         ----         ----
Steel Service Centers.......................................   38%          37%          35%
Automotive..................................................   27           29           33
Steel Converters/Processors.................................   20           13           11
Appliance...................................................    7           10            9
Industrial, Electrical and Farm Machinery...................    6            7            7
Construction and Contractors' Products......................    1            1            1
Other.......................................................    1            3            4
                                                              ---          ---          ---
                                                              100%         100%         100%
                                                              ===          ===          ===

     Some value-added steel processing operations for which the Company does not have facilities are performed by outside processors, including joint ventures, prior to shipment of certain products to the Company's customers. In each of 2004 and 2003 , approximately 43% and 44%, respectively, of the products produced by the Company were processed further through value-added services such as electrogalvanizing, painting and slitting.

     Approximately 81% of the finished steel shipped to customers during 2004 was transported by truck, with 16% transported by rail, and 3% shipped via barge or other modes of transportation. A wholly owned truck transport subsidiary of the Company was responsible for shipment of approximately 27% of the total tonnage of products transported by truck in 2004.

     Substantially all of the steel mill products produced by the Flat Products division are marketed through its own selling organization, with offices located in Chicago, Illinois and Southfield, Michigan. Substantially all of the steel mill products produced by the Bar division are marketed through its sales office in East Chicago, Indiana.

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

     Effective December 31, 2002 the Company sold part of its interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. thereby reducing its interest in the Empire Mine from 40% to 21%. The Company will have the option to sell its remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. at any time after December 31, 2007 at a price defined in the sales agreement. For twelve years, starting in 2003, the Company will purchase from subsidiaries of Cleveland-Cliffs all of its pellet requirements beyond those produced by the Minorca Mine. The price of the pellets was fixed for the first two years and, starting in 2005, will be adjusted over the term of the agreement based on various market index factors. In 1997, the Company sold its interest in the Wabush Mines located in LaBrador and Quebec Canada to a subsidiary of Cleveland-Cliffs, Inc. The Company may purchase iron ore from the Wabush Mine from time to time in connection with the preceding Empire arrangement.

     The following table shows (1) the iron ore pellets available to the Company as of December 31, 2004 from properties of its subsidiary and through interests in raw materials ventures; (2) 2004 and 2003 iron ore pellet production or purchases from such sources; and (3) the percentage of the Company's iron ore requirements represented by production or purchases from such sources in 2004 and 2003.

                                                              IRON ORE TONNAGES IN THOUSANDS
                                                                  (GROSS TONS OF PELLETS)
                                             -----------------------------------------------------------------
                                                                                                   % OF
                                                                          PRODUCTION          REQUIREMENTS(1)
                                               AVAILABLE AS OF         ----------------      -----------------
                                             DECEMBER 31, 2004(2)      2004       2003       2004         2003
                                             --------------------      -----      -----      ----         ----
ISPAT INLAND MINING COMPANY
Minorca (100% owned)--Virginia, MN.........         37,136             2,908      2,766       41           50
IRON ORE VENTURE
Empire (21% owned)--Palmer, MI.............          4,914             1,135        975       16           18
Empire Contract Purchases..................             --             2,648      1,442       38           26
                                                    ------             -----      -----       --           --
  Total Iron Ore...........................         42,050             6,691      5,183       95           94
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

     The Company's other coal requirements are for the PCI Associates joint venture, in which a subsidiary of the Company holds a 50% interest. The PCI facility pulverizes coal for injection into the Company's blast furnaces. During 2004 and 2003, the PCI facility's coal needs were satisfied under short-term contracts.

     The Company, Sun Coal and Coke Company ("Sun"), and a unit of NIPSCO Industries ("NIPSCO") jointly developed a heat recovery coke battery and an associated energy recovery and flue-gas desulphurization facility, located on land leased from the Company at its Indiana Harbor Works. Sun designed, built, financed, and operates the cokemaking portion of the project. A unit of NIPSCO designed, built and financed the portion of the project which cleans the coke plant's flue gas and converts the flue gas heat into steam and electricity. Sun, the NIPSCO unit and other third parties invested approximately $350 million in the project which commenced operations in the first quarter of 1998. In 2003 the flue gas desulphurization facility was sold by Nipsco to Primary Energy Steel LLC. The Company has committed to take, for approximately 15 years, 1.2 million tons of coke annually on a take-or-pay basis at prices determined by certain cost factors, as well as energy produced by the facility, through a tolling arrangement. The Company satisfied 56% of its 2004 and 61% of its 2003 total coke needs under such arrangement. The Company advanced $30 million during construction of the project, which was recorded as a deferred asset on the balance sheet and would have been credited against required cash payments during the second half of the energy tolling arrangement. During the fourth quarter of 2004, an agreement was reached to allow Primary Energy Steel LLC to pay the Company a deposit repayment equal to $53.7 million. Upon receipt of these funds, the deferred asset was eliminated. The remainder of the Company's coke needs are supplied under short-term contracts through third party purchases.

     Approximately 39% and 36% of the iron ore pellets and 100% of the limestone received by the Company at its Indiana Harbor Works were transported by two of the Company's three formerly owned ore carriers in 2004 and 2003, respectively (the third carrier remains in reserve status). The Company's three formerly owned ore carriers were sold to a third party during 1998. These ore carriers are managed by the new owner, but their shipping services are retained by the Company under a time-charter. Agreements have been made for the transportation on the Great Lakes of the remainder of the Company's iron ore pellet requirements.

     Approximately 47% and 50% of the Company's coke requirements were received by conveyor belt from the heat recovery coke battery discussed above in 2004 and in 2003, respectively. Of the remainder, in 2004, approximately 17% was received in the Company's hopper cars, 4% in independent carrier-owned hopper cars, 75% in independent carrier-owned barges, and 4% by truck.

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

                                                              2004   2003   2002
                                                              ----   ----   ----
Sheet and Strip.............................................   87%    89%    87%
Bar.........................................................   13     11     13
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     Sales to Ryerson Tull, Inc. approximated 9% and 10% of consolidated net sales during 2004 and 2003, respectively. No other customer, except I/N Kote, accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

CAPITAL EXPENDITURES AND INVESTMENTS IN JOINT VENTURES

     In recent years, the Company and its subsidiaries have made substantial capital expenditures, principally at the Indiana Harbor Works, to improve quality and reduce costs, and for pollution control. Additions by the Company and its subsidiaries to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 2004, are set forth below. Net capital additions during such period aggregated $264.6 million.

                                                              RETIREMENTS                  NET CAPITAL
                                                 ADDITIONS     OR SALES      ADJUSTMENTS    ADDITIONS
                                                 ---------    -----------    -----------   -----------
                                                                 (DOLLARS IN MILLIONS)
2004...........................................   $ 39.9         $ 2.2       --.$....        $ 37.7
2003...........................................   $116.2(2)      $ 1.2       --.$....        $115.0
2002...........................................   $ 52.4         $49.0(1)    --.$....        $  3.4
2001...........................................   $ 28.6         $ 1.2       0.1$....        $ 27.5
2000...........................................   $ 83.0         $ 2.0       --.$....        $ 81.0

---------------

(1) 2002 includes the impairment charge of $44.3 (gross asset value) related to the 2A Bloomer and 21" Bar Mill assets and the impairment charge of $4.7 (gross asset value) related to the flux equipment at the Empire Mine.

(2) 2003 includes $88.7 related to the No. 7 Blast Furnace reline and $4.9 related to the asset retirement obligation.

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

     The amount budgeted for 2005 capital expenditures by the Company and its subsidiaries is approximately $85 million. It is anticipated that capital expenditures will be funded from cash generated by operations and borrowings under financing arrangements. (See "Environment" below for a discussion of capital expenditures for pollution control purposes included in the foregoing amount.)

EMPLOYEES

     The monthly average number of active employees of the Company and its subsidiaries (including fleet and mining operations) was approximately 5,985 and 6,424 in 2004 and 2003, respectively. Within such entities, at year-end 2004, approximately 4,784 were represented by unions, consisting of 4,259 represented by United Steelworkers of America (of whom approximately 6 were on furlough or indefinite layoff ), and 525 by other unions. At year-end 2003, approximately 5,130 employees were represented by unions, consisting of 4,624 by the United Steelworkers of America (of whom approximately 19 were on furlough or indefinite layoff), and 506 by other unions.

     The Company is currently negotiating a new labor agreement with the United Steelworkers of America, as the previous agreement expired on July 31, 2004. Under the terms of the previous agreement, both parties agreed to negotiate a successor agreement without resorting to strikes or lockouts. In addition, both parties agreed that open issues would be submitted to binding arbitration and that the successor agreement will be based on the agreements currently in place at other domestic integrated steel producers. In the light of Mittal's proposed merger of International Steel Group Inc. ("ISG"), the arbitration procedure was postponed and the parties agreed that the current ISG Collective Bargaining Agreement would be adapted with negotiated adjustments for particular Company circumstances. The parties also agree that, during the term of the collective bargaining agreement, the company's current steelmaking capacity would be maintained. Negotiations are ongoing and it is expected that a final agreement, which requires union membership ratification, will be reached shortly.

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

     Capital spending for pollution control projects totaled less than $1 million in 2004 versus $4 million in 2003. Another $37 million (non-capital) was spent in 2004 to operate and maintain pollution control equipment compared to $31 million in the previous year. During the five years ended December 31, 2004, the

Company has spent $194 million to construct, operate and maintain environmental control equipment at its various locations.

     Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of approximately $3 million in 2005 and $7 million in 2006. During the 2007 to 2009 period it is anticipated that the Company will make annual capital expenditures of $2 million to $6 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $40 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, or as referenced below, to materially affect the Company's financial position, results of operations and cash flows. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be material to the financial position, results of operations and cash flows of the Company. At December 31, 2004 and 2003, the Company's reserves for environmental liabilities totaled $37 million and $37 million, respectively, $22 million and $22 million, respectively, of which is related to the sediment remediation under the 1993 EPA Consent Decree.

     The Company is a party to a 1993 Consent Decree resolving an EPA lawsuit under the Resource Conservation and Recovery Act (the "1993 Consent Decree") which, among other things, requires the investigation and remediation of the Indiana Harbor Works Site. It is expected that remediation of the site will require significant expenditures over several years that may be material to our business, financial position and results of operations. See "Legal Proceedings" below for a more detailed discussion of the obligations arising under the 1993 Consent Decree, as well as a discussion of liability relating to our being a party to a 2005 consent decree resolving a state and federal Natural Resources Trustee's lawsuit related to the operation of the Indiana Harbor Works Site.

     In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such pending routine litigation, either individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ENERGY

     Coal, together with coke, all of which are purchased from independent sources, accounted for approximately 74% and 71% of the energy consumed by the Company at the Indiana Harbor Works in 2004 and 2003, respectively.

     Natural gas and fuel oil supplied approximately 19% and 22% of the energy requirements of the Indiana Harbor Works in 2004 and 2003, respectively, and are used extensively by the Company at other facilities that it owns or in which it has an interest. Utilization of the pulverized coal injection facility has reduced natural gas and fuel oil consumption at the Indiana Harbor Works.

     The Company both purchases and generates electricity to satisfy electrical energy requirements at the Indiana Harbor Works. In both 2004 and 2003, the Company produced approximately 1% of its electrical energy requirements at the Indiana Harbor Works. The purchase of electricity at the Indiana Harbor Works is subject to curtailment under rules of the local utility when necessary to maintain appropriate service for various classes of its customers.

     The Company leases land to Primary Energy Steel LLC upon which is built a 90-megawatt turbine generating facility that began operation in 1998. Pursuant to a 15-year-toll-charge contract, the facility converts coke plant flue gas into electricity and plant steam for use by the Company. In 2004 and 2003, this facility produced 23% and 24%, respectively, of the purchased electricity requirements at the Indiana Harbor Works. For additional information regarding this facility, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 4 and 5 of this document.

     The Company also leases land to Primary Energy Steel LLC for a 75-megawatt steam turbine generating facility which began operation in 1996. Pursuant to a 15-year-toll-charge contract, the facility generates electricity for use by the Company utilizing steam produced by burning waste blast furnace gas. In 2004 and 2003, this facility produced 27% and 17% respectively, of the purchased electricity requirements of the Indiana Harbor Works.

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

COMPLIANCE CODE

     It is the Company's policy to provide full, fair, accurate, timely and understandable disclosures in all reports and documents that the Company files with or submits to the Securities and Exchange Commission, as well as in all other public communications made by the Company. The Company has adopted a revised Compliance Code summarizing the corporate policies and laws that apply to all officers, directors and employees. Such Compliance Code serves as the code of ethics for all officers and directors of the Company with respect to disclosure matters. The Compliance Code is available to view on-line at www.Mittalsteel.com/ Inlandemployees.

ITEM 2.  PROPERTIES.

PROPERTIES RELATING TO OPERATIONS

STEEL PRODUCTION

     All raw steel made by the Company is produced at its Indiana Harbor Works located in East Chicago, Indiana. The property on which this plant is located, consisting of approximately 1,900 acres, is held by the Company in fee. The basic production facilities of the Company at its Indiana Harbor Works consist of furnaces for making iron; basic oxygen and electric furnaces for making steel; a continuous billet caster, a continuous combination slab/bloom caster and two continuous slab casters; and a variety of rolling mills and processing lines which turn out finished steel mill products. Certain of these production facilities, including a continuous anneal line are held by the Company under leasing arrangements. The Company has granted the Pension Benefit Guaranty Corporation ("PBGC") a lien upon a caster facility to secure the payment of future pension funding obligations. Substantially all of the remaining property, plant and equipment at the Indiana Harbor Works, other than the caster facility pledged to the PBGC and leased equipment, is subject to the lien of the First Mortgage of the Company dated April 1, 1928, as amended and supplemented. See "Operations--Raw Steel Production and Mill Shipments" in Item 1 above for further information relating to capacity and utilization of the Company's properties. The Company's properties are adequate to serve its present and anticipated needs, taking into account those issues discussed in "Capital Expenditures and Investments in Joint Ventures" in Item 1 above.

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

     The Company also owns property at the Indiana Harbor Works used in connection with its joint project with Sun and Primary Energy Steel LLC. For more information regarding this project, see the discussion under "Item 1. Business--Operations--Raw Materials" on page 5 of this document.

     A subsidiary of the Company owns a fleet of 321 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to the Indiana Harbor Works. The Company time-charters three vessels for the transportation of iron ore and limestone on the Great Lakes. During 1998, the Company transferred ownership of such vessels to a third party subject to a lien in favor of the PBGC on the vessels to secure the payment of future pension funding obligations. See "Operations--Raw Materials" in Item 1 above for further information relating to utilization of the Company's transportation equipment. Such equipment is adequate, when combined with purchases of transportation services from independent sources, to meet the Company's present and anticipated transportation needs.

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

IRON ORE

     The operating iron ore properties of the Company's subsidiaries and of the iron ore ventures in which the Company has an interest are as follows:

                                                                              ANNUAL
PROPERTY                                             LOCATION          PRODUCTION CAPACITY
--------                                             --------         ----------------------
                                                                      (IN THOUSANDS OF GROSS
                                                                         TONS OF PELLETS)
Empire Mine...................................  Palmer, Michigan              6,300
Minorca Mine..................................  Virginia, Minnesota           2,900

     Effective December 31, 2002, the Company sold part of its interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc., thereby reducing its interest in the Empire Mine from 40% to 21%. Certain related fluxing equipment was also sold. Cleveland-Cliffs, Inc. has indemnified the Company for liabilities associated with the mine. The Company will have the option to sell its remaining interest in the Empire Partnership to a subsidiary of Cleveland-Cliffs, Inc. at any time after December 31, 2007 at a price defined in the sales agreement. For twelve years, starting in 2003, the Company will purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine. The price of the pellets was fixed for the first two years and then will be adjusted over the term of the agreement based on various market index factors.

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

ITEM 3.  LEGAL PROCEEDINGS

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.2 million as of December 31, 2004. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site (the "Corrective Action") which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. Assessments under the 1993 EPA Consent Decree have been ongoing since the decree was entered and no significant new environmental exposures have been identified. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of, or the time required to satisfy, its obligations under the corrective action, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's financial position, results of operations and cash flows. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

     In October 1996, the Company was identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility and was notified of the NRDA trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A form of consent decree has been negotiated, which was issued as a final order of the court in January 2005. Under the decree, the Company would pay approximately $8.7 million in total. In the first year, the Company would pay approximately $1.6 million, and in each of the subsequent four years. Additionally, the Company has incurred approximately $0.8 million in costs related to this matter which will be payable within 30 days of the effective date of the corrective action. The Company has established a reserve of $8.7 million for liabilities in connection with these matters. The Company is engaged in ongoing negotiations with the EPA regarding a similar dollar reduction in the separate environmental reserve established for the EPA Consent Decree. It is the Company's position that the Sediment Remediation and the NRDA decree address remediation of the same waterways. Management believes that the required future payments related to these matters are substantially fixed, and, accordingly, does not believe that reasonably possible losses, if any, in excess of the amounts accrued will have a material effect on the Company's financial position, results of operations and cash flows.

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

     On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Although the Company currently believes that its liability with respect to this matter will be minimal, the Company could be found liable for violations and this potential liability could materially affect the financial position, results of operations and cash flows of the Company.

     On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull, Inc. pursuant to which Ryerson Tull paid the Company $21 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat in 1998. The $21 million received from Ryerson Tull was paid into the Company Pension Plan, and went to reduce the amount of a Ryerson Tull guaranty and letter of credit that Ryerson Tull had provided to the Pension Benefit Guaranty Corporation ("PBGC") to guarantee $50 million of the Company's Pension Plan obligations. The Company also agreed with Ryerson Tull to, among other things, make specified monthly contributions to the Company's Pension Plan totaling $29 million over the twelve-month period beginning January 2004, thereby eliminating, by the end of such year, the obligation of Ryerson Tull to provide the continuing guaranty and letter of credit to the PBGC, which guaranty/letter of credit the Company had previously committed to take all necessary action to eliminate. On September 15, 2004, the final portion of the $29 million obligation was contributed to the plan, eliminating the Ryerson Tull Guaranty/letter of credit. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

     In January 2005 the Company received a Third Party Complaint by Alcoa Incorporated alleging that the Company is liable as successor to the interests of Hillside Mining Co., a company that the Company acquired in 1943, operated until the late 1940s and then sold the assets of in the early 1950s. It is alleged that since Hillside was operating in the area at the same time as Alcoa, if Alcoa is found to be liable in the original suit that was filed against it by approximately 340 individuals who live in the Rosiclare area of southern Illinois, then the Company should also be found liable, and there should be an allocation to the Company of the amount that would be owed to the original Plaintiffs. Those original Plaintiffs are alleging that the mining and processing operations allowed the release of fluorspar, manganese, lead and other heavy metal contaminants, causing unspecified personal injury and property damage. The Company has also been identified as a potentially responsible party by the Illinois EPA in connection with this matter. The Company has requested further information from the Illinois EPA regarding their potential claim. Until such time as this matter is further developed, management is not able to estimate reasonably possible losses, or a range of such losses, the amounts of which may be material in relation to the Company's financial position, results of operations and cash flows. The Company intends to defend itself fully in these matters.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is an indirect wholly owned subsidiary of Mittal. Common stock dividends of $20 million and $7 million were declared and paid during 2004 and 2003, respectively. The terms of various debt arrangements restrict the payment of dividends or the making of other distributions to shareholders and the repurchase or redemption of stock. At December 31, 2004 and 2003, the Company could have paid dividends or made other of these types of payments of $340 million and $0 million, respectively. The Company has no Common Stock which is owned by non-affiliates.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Company meets the conditions set forth in General Instruction I(2)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

     The Company reported a net income of $258.7 million in 2004 as compared with a net loss of $52.6 million in 2003.

     The following table summarizes selected earnings and other data:

                                                                2004       2003
                                                              --------   --------
                                                               (DOLLARS AND TONS
                                                                 IN MILLIONS)
Net sales...................................................  $3,157.6   $2,222.9
Operating profit (loss).....................................     531.0      (10.3)
Net income (loss)...........................................     258.7      (52.6)
Net tons shipped............................................       5.6        5.3

     Steel shipments in 2004 of 5,614,128 tons increased by 314,436 tons or 5.9% compared to 2003 shipments of 5,299,692 tons. Increases occurred across product categories, most substantially in bar and cold rolled products, reflecting stronger market conditions.

     Sales revenue increased by 42.0% to $3,157.6 million in 2004 from $2,222.9 million in 2003. The average selling price per ton increased by 34.1% to $562 per ton in 2004 from $419 per ton in 2003, with the mix of products sold relatively unchanged across periods. The increase in the average selling prices is due to higher base prices, the industry's implementation of pricing surcharges designed to offset escalation in the prices of key input commodities such as coke, scrap and iron ore and stronger market demand.

     In 2004, the cost of goods sold increased to $2,487.1 million from $2,103.1 million in 2003. Included in 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, resulting from the reassessment of property taxes for the year 2002. Indiana's Legislature passed a law in 2001 which changed real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County where our 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February, 2004. Compared to 2003, input costs dramatically increased for scrap, coke, coal, ore, alloys, fluxes, and natural gas. Labor costs were higher 2004 as compared to 2003 due to increased employee profit sharing and higher pension expense. The year 2004 also included a charge of approximately $4.0 million for the severance costs resulting from an 8% salaried workforce reduction.

     Selling and general administrative expenses of $39.3 million for 2004 were $6.2 million higher than 2003 primarily due to increased operational value added taxes and higher corporate expenses charged to Ispat Inland from the parent company.

     Depreciation expense increased by $3.2 million to $100.2 million in 2004 from $97.0 million in 2003 due to the 2003 capital expenditures for the No. 7 Blast Furnace reline.

     Operating income in 2004 increased by $541.3 million to $531.0 million from a loss of $10.3 million in 2003. Increases in selling prices, higher sales volume, lower costs due to higher slab production resulting from the successful reline of No. 7 Blast Furnace, and the property tax reassessment were partially offset by an unprecedented increase in input costs, increased pension expense, employee profit sharing, and the severance charge resulting from the salaried workforce reduction of 130 salaried non-represented employees.

     Other (income) expense, net of $8.9 million of expense in 2004 increased by $23.6 million from income of $14.7 million in 2003. Other (income) expense, net for 2004 included $22.2 million of expense related to the early redemption of $227.5 million principal amount of the Company's outstanding 9 3/4% Senior Secured Notes due 2014, at a redemption price equal to 109 3/4% of the outstanding principal amount being redeemed. This expense was partially offset by the sale of pollution credits during 2004. The Company sold 3,432 tons of Nitrous Oxide allowances for $8.6 million, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. Other (income) expense, net for 2003 included $10.7 million of income associated with the $21.0 million settlement agreement with Ryerson Tull. On September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which Ryerson Tull paid the Company $21.0 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Ispat.

     Interest expense of $110.1 million in 2004 increased by $39.2 million from $70.9 million in 2003 due to a higher interest rate on the newly refinanced debt and a higher level of debt.

     The Company's cash balance at December 31, 2004 was $80.7 million and there was an additional $359.9 million of availability under the two revolving credit facilities, for total liquidity of approximately $441 million. For the year ended December 31, 2004, the Company utilized net cash of $154.5 million from financing activities. On March 25, 2004, the Company received $775.5 million of net proceeds from the issuance and sale of $800 million of Senior Secured Notes. These net proceeds were used to retire the entire balance outstanding of $661.5 million of Tranche B and Tranche C Loans under its credit agreement, and repay the entire balance outstanding of $105 million under its inventory revolving credit facility, with the remainder of the proceeds used to reduce the amount outstanding under its receivables revolving credit facility. Additionally, in December, the Company received $256.0 million from the issuance of common stock to its parent company, Ispat Inland Holdings, Inc. The Company used these proceeds, through an affiliate, Ispat Inland ULC, to redeem $227.5 million of the outstanding 9 3/4% Senior Secured Notes due 2014, at a redemption price of 109 3/4% of the outstanding principal being redeemed, plus accrued and unpaid interest. Finally, the Company utilized cash generated in the fourth quarter to repay the balance outstanding under its accounts receivable revolving credit facility.

     Cash generated by operations is our primary source of cash and, as such, future operations will have a significant impact on our cash balances and liquidity. The principal factors affecting our cash generated by operations are average net realized prices, levels of steel shipments, and our operating costs.

     For the year ended December 31, 2004, net cash inflows from operations totaled $219.8 million, which is net of pension contributions of $111.5 million. Included in 2004 net cash inflows from operations is the monetization, totaling $53.7 million, of a tolling deposit previously held by a supplier and recorded as an Other Asset on the Company's balance sheet. As a result, the Company received cash in the fourth quarter in lieu of lower tolling charges in future years. Cash inflows from operations for the year ended December 31, 2003 were $22.3 million, which included $125.5 million of pension contributions.

     Changes in working capital, components of receivables, inventories and accounts payable, utilized cash of $239.6 million for the current period, including $61.9 million for increased receivables and $230.2 million for increased inventories, partially offset by increased payables of $52.5 million. In 2003, changes in working capital generated $117.5 million of cash, including $42.1 million for decreased receivables, $71.3 million for decreased inventories, and $4.1 million for increased payables.

     Cash inflows for investing activities, which consist primarily of capital expenditures, offset by distributions from joint ventures, were $2.0 million for the current period, compared to cash outflows of $91.6 million for the year-ago period. Capital expenditures were $39.9 million for the current period compared to $111.3 million for the year-ago period. Net distributions from joint ventures were $40.8 million and $19.1 million in 2004 and 2003, respectively.

OUTLOOK FOR 2005

     The Company expects the strong business conditions experienced in 2004 to continue throughout 2005. We expect stable demand for our products and anticipate that higher selling prices will mitigate higher raw material costs enabling the Company to maintain its margins.

     Pension expenses for 2005 will be higher due to a further decrease in interest rates and additional recognition of unrecognized losses. The Company anticipates contributing approximately $175 million to its pension fund in 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had $1,013.6 million of long-term debt (including debt due within one year) outstanding at December 31, 2004. Of this amount, $150.0 million is floating rate debt with a fair value of $163.1 million at December 31, 2004. The remaining $863.6 million of fixed rate debt had a fair value of $966.8 million. Assuming a hypothetical 10% decrease in interest rates at December 31, 2004, the fair value of this fixed rate debt would be estimated to be $994.7 million. Fair market values are based upon market prices or current borrowing rates with similar rates and maturities.

     A 10% increase or decrease in the cost of the Company's variable rate debt at December 31, 2004 would result in a change in pretax interest expense of $1.3 million, based upon borrowings outstanding at December 31, 2004.

     The Company utilizes derivative commodity instruments not for trading purposes but to hedge exposure to fluctuations in the costs of natural gas and certain nonferrous metal commodities. A hypothetical 10% decrease in commodity prices for open derivative commodity instruments as of December 31, 2004 would reduce pre-tax income by $10.9 million. At December 31, 2004, 64% of the Company's underlying business plan for natural gas was hedged using derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements (including the financial statement schedule listed under Item 14(a)1 of this report) of the Company called for by this Item, together with the Report of Independent Registered Public Accounting Firm dated March 14, 2005 are set forth on pages F-2 to F-39 inclusive, of this

Report on Form 10-K, and are hereby incorporated by reference into this Item. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

     Unaudited consolidated quarterly sales and earnings information of the Company for the years ended December 31, 2004, 2003 and 2002 is set forth in
Note 23 of Notes to Consolidated Financial Statements (see F-38), which is hereby incorporated by reference into this Item.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES.

     Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, these disclosure controls and procedures were effective.

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I(2), the information called for by this Item.

     Because our financial statements are consolidated with those of our parent company, Mittal Steel Company N.V., the common stock of which is traded publicly on the New York Stock Exchange, and because we do not have a class of publicly traded equity securities, we are not required to have an audit committee. We have determined that it is not necessary for our Company to have an audit committee or an audit committee financial expert. When appropriate, we rely on the significant experience of members of the Board of Directors of our parent company. Mittal's audit committee reviews our financial statements as part of its review of the consolidated financial statements of Mittal.

     The Board of Directors of our parent Company, Mittal has determined that Mr. Narayanan Vaghul, Chairman of the Audit Committee is an "audit committee financial expert". Mr. Vaghul and each of the other members of Mittal's Audit Committee is an "independent director" as defined in the New York Stock Exchange's listing rules.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES.

     Deloitte & Touche LLP ("Deloitte & Touche") served as the Company's independent auditors for 2004 and 2003.

AUDIT FEES

     Deloitte & Touche's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $1,088,000 for 2004 and $959,000 for 2003.

AUDIT-RELATED FEES

     Deloitte & Touche's fees for audit related services were $366,000 for 2004 and $126,000 for 2003. These services were rendered in connection with the Company's issuance of $800 million of debt securities, and the audits of the Company's employee benefit plans.

TAX FEES

     Deloitte & Touche's fees for tax compliance, tax advice, and tax planning totaled $680,000 for 2004 and $573,000 for 2003.

     Fees for tax compliance services were $460,000 and $450,000 in 2004 and 2003, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of: (i) federal, state and local income tax return assistance, (ii) computation of fixed asset basis, and (iii) assistance with federal, state, and local notices from taxing authorities.

     Fees for tax planning and advice services totaled $220,000 and $123,000 in 2004 and 2003, respectively. Tax planning and advice are services rendered with respect to proposed transactions. Such services consisted of: (i) tax advice and assistance with federal and state audits and appeals, (ii) tax advice and assistance related to fixed asset basis, (iii) assistance with tax return filings in certain foreign jurisdictions, (iv) tax advice and consultation relating to tax forecasting, (v) tax advice and consultation relating to accumulated earnings and profits to determine the treatment of distributions to shareholders, (vi) tax advice and consultation relating to state sales and use tax issues, (vii) tax advice and consultation relating to other miscellaneous issues including employment taxes, bonus depreciation, employee fringe benefits, and international assignment advisory services.

ALL OTHER FEES

     No other fees were charged by Deloitte & Touche to the Company other than those referenced above.

PRE-APPROVAL OF NON-AUDIT FEES AND AUDITOR INDEPENDENCE

     In connection with the review of our financial statements by the Mittal Audit Committee, as part of its review of the consolidated financial statements of Mittal, the Mittal Audit Committee pre-approves all non-audit service-related engagements rendered by our external auditor. The Mittal Audit Committee has delegated pre-approval powers on a case-by-case basis to the Audit committee Chairman, for instances where the Committee is not in session, and such matters are reviewed in the subsequent meeting of the Audit Committee.

     In making its recommendation to appoint Deloitte & Touche as our independent auditor for the year ended December 31, 2004, the Audit Committee has considered whether the services provided by Deloitte & Touche are compatible with maintaining the independence of our external auditor, and has determined that such services do not interfere with Deloitte & Touche's independence.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) DOCUMENTS FILED AS A PART OF THIS REPORT.

          CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements listed below are set forth on pages F-2 to F-39 inclusive, of this Report and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

          Report of Independent Registered Public Accounting Firm dated March 14, 2005.

          Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

          Consolidated Balance Sheets at December 31, 2004 and 2003

          Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

          Financial Statement Schedule II (Valuation and Qualifying Accounts) for the years ended December 31, 2004, 2003 and 2002

     (B) EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

ITEM                                                          PAGE
----                                                          ----
Report of Independent Registered Public Accounting Firm.....   F-2
Consolidated Statements of Operations and Consolidated
  Statements of Comprehensive Income/ (Loss) for the years
  ended December 31, 2004, 2003 and 2002....................   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................   F-5
Consolidated Balance Sheets at December 31, 2004 and 2003...   F-6
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2004, 2003 and 2002......   F-7
Notes to Consolidated Financial Statements..................   F-8
Financial Statement Schedule II (Valuation and Qualifying
  Accounts) for the years ended December 31, 2004, 2003 and
  2002......................................................  F-39

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ispat Inland Inc.
East Chicago, Indiana

     We have audited the accompanying consolidated balance sheets of Ispat Inland Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule II as of December 31, 2004, 2003, and 2002 and for the years then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ispat Inland Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of December 31, 2004, 2003, and 2002 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations upon adoption of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations".

                                          DELOITTE & TOUCHE LLP

Chicago, Illinois
March 14, 2005

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
SALES.......................................................  $3,157.6   $2,222.9   $2,303.4
OPERATING COSTS AND EXPENSES:
  Cost of goods sold (excluding depreciation)...............   2,483.1    2,103.1    2,082.1
  Workforce reduction.......................................       4.0         --       (0.6)
  Asset impairment charge...................................        --         --       62.0
  Selling, general and administrative expenses..............      39.3       33.1       31.3
  Depreciation..............................................     100.2       97.0       99.1
                                                              --------   --------   --------
     Total..................................................   2,626.6    2,233.2    2,273.9
                                                              --------   --------   --------
OPERATING PROFIT (LOSS).....................................     531.0      (10.3)      29.5
OTHER (INCOME) AND EXPENSE:
  Other income, net.........................................       8.9      (14.7)     (33.9)
  Interest expense on debt..................................     110.1       70.9       77.0
                                                              --------   --------   --------
INCOME/(LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................     412.0      (66.5)     (13.6)
PROVISION/(BENEFIT) FOR INCOME TAXES........................     153.3      (15.5)      (6.5)
                                                              --------   --------   --------
INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................     258.7      (51.0)      (7.1)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  TAX OF $0.9 (NOTE 18).....................................        --       (1.6)        --
                                                              --------   --------   --------
NET INCOME/(LOSS)...........................................  $  258.7   $  (52.6)  $   (7.1)
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               2004     2003      2002
                                                              ------   -------   -------
                                                                (DOLLARS IN MILLIONS)
NET INCOME/(LOSS)...........................................  $258.7   $ (52.6)  $  (7.1)
OTHER COMPREHENSIVE INCOME/(LOSS)
  Minimum pension liability adjustment......................   (27.7)   (126.4)   (394.0)
  Tax adjustment
     Minimum pension liability..............................    11.0      45.8     142.9
     Other--state tax rate adjustment (See Note 9)..........    29.0
                                                              ------   -------   -------
  Total.....................................................    12.3     (80.6)   (251.1)
                                                              ------   -------   -------
COMPREHENSIVE INCOME/(LOSS).................................  $271.0   $(133.2)  $(258.2)
                                                              ======   =======   =======

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
  Net Income/(Loss).........................................  $   258.7   $   (52.6)  $    (7.1)
  Adjustments to reconcile net income/(loss) to net cash
    from operating activities:
    Loss/(Gain) from early extinguishment of debt...........       22.2        (1.0)      (30.0)
    Depreciation............................................      100.2        97.0        99.1
    Amortization of debt discount/(premium).................        1.7        (1.0)       (1.1)
    Undistributed earnings from joint ventures..............      (55.3)      (21.6)       (9.1)
    Loss from asset impairment..............................         --          --        62.0
    Change in accounting principle..........................         --         2.5          --
    Loss/(Gain) on sale of property, plant and equipment....        0.5         0.1        (0.4)
    Deferred income taxes...................................      150.1       (27.7)       (4.9)
    Change in:
      Receivables...........................................      (61.9)       42.1       (63.3)
      Inventories...........................................     (230.2)       71.3       (31.4)
      Prepaid expenses and other assets.....................       50.2        (3.2)       (1.9)
      Accounts payable......................................       52.5         4.1         6.6
      Payables to/receivables from related companies........       18.9         0.7        (8.9)
      Other accrued liabilities.............................       15.2        21.7        10.3
      Deferred employee benefit cost........................      (98.1)     (116.6)       (1.3)
    Other items.............................................       (4.9)        6.5         2.7
                                                              ---------   ---------   ---------
    Net adjustments.........................................      (38.9)       74.9        28.4
                                                              ---------   ---------   ---------
         Net cash from operating activities.................      219.8        22.3        21.3
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Capital expenditures......................................      (39.9)     (111.3)      (52.4)
  Investments in, advances to and distributions from joint
    ventures, net...........................................       40.8        19.1        10.6
  Proceeds from sale of property, plant and equipment.......        1.1         0.6         0.4
                                                              ---------   ---------   ---------
         Net cash from investing activities.................        2.0       (91.6)      (41.4)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Principal payments on long-term debt to related company...     (911.2)       (9.1)      (19.9)
  Principal payments on long-term debt to unaffiliated
    company.................................................       (0.6)         --          --
  Payments of note payable to unaffiliated company..........      (15.0)         --          --
  Proceeds from note receivable from related company, net...      (10.2)        0.5        (3.2)
  Dividends paid............................................      (30.6)      (15.9)       (2.3)
  Bank overdrafts...........................................        2.2        (2.3)      (14.3)
  Proceeds from sale of common stock........................      256.0          --          --
  Proceeds from note payable to related company.............         --        60.0         1.6
  Proceeds from note payable to unaffiliated company........         --        15.0          --
  Proceeds from issuance of debt............................      794.9         9.5          --
  Proceeds from revolver borrowings.........................    2,092.0     3,402.8     2,242.0
  Repayments of revolver borrowings.........................   (2,332.0)   (3,387.8)   (2,198.0)
                                                              ---------   ---------   ---------
         Net cash from financing activities.................     (154.5)       72.7         5.9
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................       67.3         3.4       (14.2)
Cash and cash equivalents--beginning of year................       13.4        10.0        24.2
                                                              ---------   ---------   ---------
Cash and cash equivalents--end of year......................  $    80.7   $    13.4   $    10.0
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $   107.5   $    62.4   $    74.2
    Income taxes, net.......................................  $      --   $      --   $      --
  Non-cash activity:
    Deferred taxes related to comprehensive income items....  $    40.0   $    45.8   $   142.9
    Taxes related to non-qualified stock options............  $     0.2   $      --   $      --
    ROS capital contribution................................  $    23.5   $     1.1   $      --
    Asset retirement obligation impact on:
      Property..............................................              $     3.8
      Other long-term obligations...........................              $     6.3
    Conversion of accrued interest on Ispat advances to
      debt..................................................  $    11.7   $     8.6   $     4.1

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS
                                                                EXCEPT PER SHARE DATA)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   80.7       $   13.4
  Receivables, less provision for allowances, claims and
    doubtful accounts of $14.0 and $22.6....................       277.3          215.4
  Receivables from related companies........................         6.5            4.9
  Inventories...............................................       602.0          371.8
  Prepaid expenses and other................................          --             --
  Deferred income taxes.....................................        28.4           26.5
                                                                --------       --------
    Total current assets....................................       994.9          632.0
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES...............       231.3          214.3
PROPERTY, PLANT AND EQUIPMENT, NET..........................     1,689.4        1,751.3
NOTE RECEIVABLE FROM RELATED COMPANIES......................        15.8            5.6
DEFERRED INCOME TAXES.......................................       292.7          404.7
PENSION INTANGIBLE ASSET....................................        57.8           65.6
OTHER ASSETS................................................        12.3           62.5
                                                                --------       --------
      Total assets..........................................    $3,294.2       $3,136.0
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................    $  235.3       $  182.8
  Note payable and revolving credit facilities..............          --          255.0
  Bank overdrafts...........................................         8.4            6.2
  Payables to related companies.............................        25.9            5.4
  Pension contribution......................................       174.8          111.5
  Accrued expenses and other liabilities:
    Salaries, wages and commissions.........................        69.6           51.4
    Taxes--property, real estate and other taxes............        63.4           81.0
    Interest on debt........................................         9.1            8.3
    Other...................................................        18.6           16.8
  Current portion of long-term debt.........................         0.8            7.0
                                                                --------       --------
      Total current liabilities.............................       605.9          725.4
LONG-TERM DEBT:
  Related companies.........................................       809.6          883.0
  Other.....................................................       203.2          205.0
DEFERRED EMPLOYEE BENEFITS..................................     1,508.4        1,647.4
OTHER LONG-TERM OBLIGATIONS.................................        57.8           62.5
                                                                --------       --------
      Total liabilities.....................................     3,184.9        3,523.3
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY/(DEFICIT)
  Preferred stock, $.01 par value, 100 shares authorized,
    100 shares issued and outstanding, liquidation value
    $90.....................................................        90.0           90.0
  Common stock, $.01 par value, 1,000 shares authorized, 180
    and 100 shares issued and outstanding...................       576.2          320.0
  Accumulated deficit.......................................        (4.9)        (233.0)
  Accumulated other comprehensive loss......................      (552.0)        (564.3)
                                                                --------       --------
      Total stockholders' equity/(deficit)..................       109.3         (387.3)
                                                                --------       --------
      Total liabilities and stockholders'equity/(deficit)...    $3,294.2       $3,136.0
                                                                ========       ========

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           ACCUMULATED        TOTAL
                                                                              OTHER       STOCKHOLDERS'
                                       PREFERRED   COMMON   ACCUMULATED   COMPREHENSIVE      EQUITY
                                         STOCK     STOCK      DEFICIT         LOSS          (DEFICIT)
                                       ---------   ------   -----------   -------------   -------------
                                                            (DOLLARS IN MILLIONS)
Balance at January 1, 2002...........    $90.0     $320.0     $(155.1)       $(232.6)        $  22.3
Net loss.............................       --        --         (7.1)            --            (7.1)
Dividends paid.......................       --        --         (2.3)            --            (2.3)
Other comprehensive loss, net of
  tax................................       --        --           --         (251.1)         (251.1)
                                         -----     ------     -------        -------         -------
Balance at December 31, 2002.........     90.0     320.0       (164.5)        (483.7)         (238.2)
Net loss.............................       --        --        (52.6)            --           (52.6)
Dividends paid.......................       --        --        (15.9)            --           (15.9)
Other comprehensive loss, net of
  tax................................       --        --           --          (80.6)          (80.6)
                                         -----     ------     -------        -------         -------
Balance at December 31, 2003.........     90.0     320.0       (233.0)        (564.3)         (387.3)
Common stock issued..................              256.0                                       256.0
Net income...........................       --        --        258.7             --           258.7
Dividends paid.......................       --        --        (30.6)            --           (30.6)
Other................................                0.2                                         0.2
Other comprehensive income, net of
  tax................................       --        --           --           12.3            12.3
                                         -----     ------     -------        -------         -------
Balance at December 31, 2004.........    $90.0     $576.2     $  (4.9)       $(552.0)        $ 109.3
                                         =====     ======     =======        =======         =======

                 See Notes to Consolidated Financial Statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS

     Ispat Inland Inc. together with its subsidiaries (the "Company"), a Delaware corporation and an indirect wholly owned subsidiary of Mittal Steel Company N.V. ("Mittal"), formerly Ispat International N.V. ("Ispat"), is an integrated domestic steel company. On December 17, 2004, Ispat International N.V. completed its acquisition of LNM Holdings N.V. and changed its name to Mittal Steel Company N.V. The Company produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. It is also a participant in certain iron ore production and steel-finishing joint ventures.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the expected terms of the related debt.

STOCK OPTION PLAN

     In 1999, Mittal established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan") which is described more fully in Note 7. Awards under the plan vest over three years. Prior to 2003, the Company, which participates in the Ispat Plan, accounted for stock options under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under that plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2004 and 2003 and accordingly, no compensation expense has been recognized in 2004 and 2003.

     SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2004     2003    2002
                                                              ------   ------   -----
                                                               (DOLLARS IN MILLIONS)
Net Income/(Loss)--as reported..............................  $258.7   $(52.6)  $(7.1)
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........      --       --      --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (0.3)    (0.6)   (1.1)
                                                              ------   ------   -----
Net Income/(Loss)--pro forma................................  $258.4   $(53.2)  $(8.2)
                                                              ======   ======   =====

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued Interpretation No. 46 (revised December
2003) ("FIN 46R"), "Consolidation of Variable Interest Entities", with the objective of exempting certain entities from the requirements of Interpretation No. 46 (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changed that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also required disclosures about

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has determined that the adoption of FIN 46 did not have an impact on its financial condition, results of operations or cash flows.

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis. The Company adopted FSP 106-2 in the quarter ended September 30, 2004--refer to Note 8--Retirement Benefits.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe that its adoption will have a material impact on the Company's financial condition, results of operations and cash flows.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transaction". SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provision of SFAS No. 153 and does not believe that its adoption will have a material impact on the Company's financial condition, results of operations and cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004)(SFAS No. 123(R)), "Share-Based Payment," SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock Issued to Employees," and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees". SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15,

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined its impact on the Company's financial condition, results of operations and cash flows.

     In December 2004, the FASB staff issued FSP FAS 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". This FSP clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company has determined that FAS 109-1 will not have an immediate impact on its financial condition, results of operations or cash flows. The Company's realization of the benefit of FAS 109-1 is dependent on the utilization of its Net Operating Loss Carryforwards.

     In December 2004, the FASB staff issued FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company has determined that FAS 109-2 will not have an impact on its financial condition, results of operations or cash flows.

NOTE 3--INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
In-process and finished steel...............................     $412.9         $246.7
Raw materials and supplies:
  Iron ore..................................................       69.5           65.7
  Scrap and other raw materials.............................       94.6           32.6
  Supplies..................................................       25.0           26.8
                                                                 ------         ------
                                                                  189.1          125.1
                                                                 ------         ------
     Total..................................................     $602.0         $371.8
                                                                 ======         ======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 4--PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Land........................................................    $   46.5       $   46.5
Buildings and improvements..................................       194.0          193.9
Machinery and equipment.....................................     2,052.6        2,031.8
Construction in process.....................................        31.0           14.2
                                                                --------       --------
                                                                 2,324.1        2,286.4
Accumulated depreciation....................................       634.7          535.1
                                                                --------       --------
Property, plant and equipment, net..........................    $1,689.4       $1,751.3
                                                                ========       ========

NOTE 5--DEBT

     Short-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Ispat Inland Administrative Service Company revolving credit
  facility..................................................      $ --          $150.0
Inventory-backed revolving credit facility..................        --            90.0
Note Payable................................................        --            15.0
Current portion of long-term debt...........................       0.8             7.0
                                                                  ----          ------
                                                                  $0.8          $262.0
                                                                  ====          ======

     Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $200 million (increased from $185 million in July 2004) committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee remits the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At December 31, 2004, based on the amount of eligible collateral, there was $187.0 million additional availability under the line. Drawings under the line included $0 million of loans and $7.8 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages.

     On April 30, 2003, the Company replaced its $120 million inventory-backed credit facility with a four-year approximately $175 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC (the "Inventory-Backed Revolver"). Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At December 31, 2004, based on the amount of eligible collateral, there was $172.9 million of availability under the line. Average interest rates

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 5--DEBT--(CONTINUED)

on these facilities during 2004 ranged from 2% to 5%. In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced: An amendment of ARB No. 43, Chapter 3A", and EITF 95-22, "Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement", amounts outstanding under the Company's revolving credit facilities have been classified as current liabilities.

     In October 2003, the Company entered into a promissory note with Primary Energy Steel LLC for $15 million. The note was due and paid in July 2004.

     Long-term debt consists of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
First Mortgage Bonds:
  Series Y, due April 1, 2010...............................    $  150.0       $     --
  Series Z, 9.75%, due April 1, 2014 (net of $3.1
     discount)..............................................       419.4             --
  Series U, Tranche B, due July 16, 2005....................          --          330.8
  Series U, Tranche C, due July 16, 2006....................          --          330.8
  Series R, 7.9% due January 15, 2007.......................        28.1           28.2
  Pollution Control Series 1977, 5.75% due February 1,
     2007...................................................        17.9           18.6
  Pollution Control Series 1993, 6.8% due June 1, 2013......        24.6           24.7
  Pollution Control Series 1995, 6.85% due December 1,
     2012...................................................        12.0           12.1
                                                                --------       --------
     Total First Mortgage Bonds.............................       652.0          745.2
Obligations for Industrial Development Revenue Bonds:
  Pollution Control Project No. 11, 7.125% due June 1,
     2007...................................................        20.6           20.9
  Pollution Control Project No. 13, 7.25% due November 1,
     2011...................................................        37.5           37.4
  Exempt Facilities Project No. 14, 6.7% due November 1,
     2012...................................................         5.4            5.4
  Exempt Facilities Project No. 15, 5.75% due October 1,
     2011...................................................        50.2           49.9
  Exempt Facilities Project No. 16, 7% due January 1,
     2014...................................................         7.7            7.7
                                                                --------       --------
     Total Obligations for Industrial Development Revenue
       Bonds................................................       121.4          121.3
Ispat International Advances:
  Ispat International NV....................................        47.1           45.0
  Ispat International Group Finance.........................       193.1          183.5
                                                                --------       --------
     Total Ispat International Advances.....................       240.2          228.5
Total debt..................................................     1,013.6        1,095.0
Less short-term portion.....................................        (0.8)          (7.0)
                                                                --------       --------
Long-term portion of debt...................................    $1,012.8       $1,088.0
                                                                ========       ========

PRIOR DEBT

     In connection with the financing of the acquisition of Ispat Inland, an affiliate of the Company and wholly owned indirect subsidiary of Mittal, Ispat Inland, L.P. (the "Borrower"), entered into a Credit Agreement dated July 16, 1998, as amended (the "Credit Agreement") for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston was the agent (the

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 5--DEBT--(CONTINUED)

"Agent"). The Credit Agreement consisted of a $350 million Tranche B Term Loan due July 16, 2005 (the "Tranche B Loan"), a $350 million Tranche C Term Loan due July 16, 2006 (the "Tranche C Loan" and together with the Tranche B Loan, the "Term Loans") and a $160 million letter of credit that expired on July 9, 2003 (the "LC" and together with the Term Loans, the "Facilities"). The LC was provided in favor of the Pension Benefit Guarantee Corporation ("PBGC") pursuant to a preliminary agreement the Company entered into with the PBGC in 1998 that was subsequently formalized in 2000 (the "PBGC Agreement") to provide certain financial assurances with respect to the Company's pension plan obligations. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the maturing letter of credit. The LC was allowed to expire, and in its place, the Company agreed to contribute $160 million over the next two years and pay 50% of excess cash flows as defined in the agreement with the PBGC to its pension plan. The Company contributed $50 million in July 2003, and was required to contribute $82.5 million in 2004 and an additional $27.5 million in 2005. Outside of this PBGC Agreement, the Company also contributed $21 million in September 2003. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million had been contributed to the pension plan and certain tests had been met. At December 31, 2004, $111.5 million has been contributed to the pension plan. Each of the Tranche B Loan and Tranche C Loan had scheduled principal repayments of $0.875 million per quarter until maturity.

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

     As a further credit enhancement under the Credit Agreement, the Facilities were fully and unconditionally guaranteed for as long as the obligations were outstanding by the Company, certain subsidiaries of the Company and Mittal. The Company could have been required to perform under the guarantee if an event of default as defined in the Credit Agreement occurred under the Facilities. Additionally, in April 2003, the security package was further enhanced by the addition of a second position in the Company's inventory, spare parts, mobile equipment and ownership interest in IIASC. At December 31, 2003, the Company had an outstanding balance of $661.5 million for the Term Loans in its Consolidated Balance Sheet.

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

     The Company was obligated to pay interest on the Series U First Mortgage Bonds at the rate paid by the Borrower to the Term Loan lenders without regard to the interest rate collar, plus 1/2 of 1% per annum and on the Series V First Mortgage Bonds at a rate equal to the LC Fee. The rate of interest paid by the Company on

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 5--DEBT--(CONTINUED)

the Series U First Mortgage Bonds to the Borrower, a related company, was 4.9% and 5.1% for the years ended December 31, 2004 and 2003, respectively.

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

     The Company also had to maintain a minimum Consolidated EBITDA (as defined in the Credit Agreement). The Company was in compliance with this covenant at December 31, 2003. The Credit Agreement also contained other covenants that, among other things, prohibited or limited the ability of the Company or the Borrower to incur indebtedness, create liens, engage in transactions with affiliates, sell assets and engage in mergers and consolidations. Any loans from Mittal or its other subsidiaries (see Note 10) could not have been repaid until the Company's leverage fell to specified levels.

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

     The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Mittal and certain other affiliates of the Borrower. At December 31, 2004, the Company had an outstanding balance of $569.4 million for the Senior Secured Notes in its Consolidated Balance Sheet.

     The Company is obligated to pay interest on the Series Y First Mortgage Bonds at the rate paid on the floating rate Senior Secured Notes, plus one-half of one percent per annum and on the Series Z First Mortgage Bonds at a rate of 10.25%. The First Mortgage Bonds are solely obligations of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Mittal or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor Works is subject to the lien of the First Mortgage. This property had a book value of approximately $1,500 million on December 31, 2004.

     The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things,
(i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens,

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 5--DEBT--(CONTINUED)

(vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Mittal and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. Such indenture also contains limited covenants that are applicable to Mittal. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on December 31, 2004.

     At December 31, 2004, the restrictions in the indenture for the Senior Secured Notes and the credit agreement for the Inventory-Backed Revolver on paying dividends or making other distributions to shareholders and the repurchase or redemption of stock limited such payments to $340 million.

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

     In December 2004, Mittal purchased $256 million of the Company's capital stock. Later that month, with the proceeds from the sale of stock, the Company redeemed $227.5 million principal amount of its Series Z Bonds from an affiliate, which in turn used the proceeds to redeem $227.5 million principal amount of its 9.75% Senior Secured Notes due 2014, at a redemption price equal to 109.75% of the outstanding principal amount redeemed, plus accrued and unpaid interest. The Company recognized a $22.2 million loss on this early redemption. After giving effect to this redemption, $422.5 million principal amount of the Company's Series Z Bonds and of the affiliate's 9.75% Senior Secured Notes remain outstanding.

     Maturities of debt obligations (excluding Mittal International advances at December 31, 2004) are: $0.8 million in 2005, $5.1 million in 2006, $60.7 million in 2007, $0 million in 2008, $0 million in 2009 and $706.8 million thereafter.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 5--DEBT--(CONTINUED)

     Interest cost incurred by the Company totaled $110.1 million, $73.0 million and $77.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in these totals is capitalized interest of $0 million, $2.1 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6--EQUITY

COMMON STOCK

     On December 31, 2004 and 2003, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 180 and 100 shares were issued, outstanding and owned by a wholly owned subsidiary of Mittal, respectively.

CUMULATIVE PREFERRED STOCK

     On December 31, 2004 and 2003, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Mittal. The Preferred Stock has liquidation preference over the Common Stock. At December 31, 2003, dividends in arrears on the Preferred Stock were $3.7 million.

NOTE 7--STOCK OPTION PLANS

     Under the terms of the Ispat International N.V. Global Stock Option Plan, Mittal may grant options to senior management of Mittal and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Mittal stock on the date of grant, with a maximum term of 10 years. Options are granted at the discretion of the Mittal Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date, or, in total, upon the death, disability or retirement of the participant.

     Prior to 2003, the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Mittal stock at the date of the grant over the amount an employee must pay to acquire the stock. As indicated above, all options were granted at an exercise price equal to or greater than the fair market value on the date of grant and accordingly, no compensation expense has been recognized in these financial statements pursuant to APB 25. The Company has decided to expense stock-based compensation under the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled after January 1, 2003. (See Note 2).

     There were no options issued in 2003 or 2004. The weighted average fair value at the date of grant for options granted during 2002 was $1.82 and was estimated using the Binomial Option Pricing Model with the following weighted-average assumptions used:

                                                                 YEAR OF GRANT
                                                              -------------------
                                                              2004   2003   2002
                                                              ----   ----   -----
Dividend yield..............................................   --%    --%      --%
Expected annualized volatility..............................   --%    --%   83.00%
Discount rate--Bond equivalent yield........................   --%    --%    5.03%
Expected life in years......................................   --     --        8

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 7--STOCK OPTION PLANS --(CONTINUED)

     The status of the Mittal Plan with respect to the Company is summarized below:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at January 1, 2002............................  1,158,000         10.16
Granted...................................................    581,500          2.26
Exercised.................................................         --            --
Forfeitures...............................................   (160,000)         9.72
                                                            ---------        ------
Outstanding at December 31, 2002..........................  1,579,500          7.29
Granted...................................................         --            --
Transfers.................................................     97,800          7.61
Exercised.................................................    (62,200)         7.25
Forfeitures...............................................         --            --
                                                            ---------        ------
Outstanding at December 31, 2003..........................  1,615,100          7.67
Granted...................................................         --            --
Transfers.................................................    (95,932)         6.95
Exercised.................................................   (815,088)         8.01
Forfeitures...............................................   (235,000)         9.97
                                                            ---------        ------
Outstanding at December 31, 2004..........................    469,080        $ 6.06
                                                            =========        ======
Options exercisable at December 31, 2004..................    389,327        $ 6.75
                                                            =========        ======

     The weighted average remaining life of options outstanding and options exercisable at December 31, 2004 is 6.2 years and 6.0 years, respectively.

NOTE 8--RETIREMENT BENEFITS

PENSIONS

     The Ispat Inland Inc. Pension Plan and Pension Trust is a non-contributory defined benefit pension plan covering substantially all of its employees with the exception of non-represented salaried employees hired after December 31, 2002, which are not covered by this plan. Benefits for most non-represented employees are determined under a "Cash Balance" formula as an account balance which grows as a result of interest credits and of allocations based on a percent of pay. Benefits for other non-represented salaried employees are determined as a monthly benefit at retirement depending on final pay and service. Benefits for wage and salaried employees represented by the United Steelworkers of America are determined as a monthly benefit at retirement based on a fixed rate and service.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The weighted-average asset allocations for the Ispat Inland Inc. Pension Plan at November 30, 2004, and 2003, by asset category are as follows:

                                                              PLAN ASSETS
                                                                  AT
                                                              NOVEMBER 30
                                                              -----------
ASSET CATEGORY                                                2004   2003
--------------                                                ----   ----
Equity Securities...........................................   64%    62%
Fixed Income................................................   18%    18%
Real Estate.................................................    6%     6%
Other.......................................................   12%    14%
                                                              ---    ---
Total.......................................................  100%   100%

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

     The Finance and Retirement Committee of the Board of Directors has general supervisory authority over the Trust Fund. The Committee has established the following asset allocation targets:

Equity Securities...........................................    63%
Fixed Income (including cash)...............................    23%
Real Estate.................................................     5%
Other.......................................................     9%
                                                               ---
Total.......................................................   100%

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     Futures contracts are used to obtain equity exposure for a portion of the cash held in the Trust. The notional value of futures contracts as of November 30, 2004 and 2003 were $48.4 million and $47.6 million, respectively.

     The Company uses a long-term rate of return assumption of 9.5%. This assumption is viewed in a long-term context and is evaluated annually. The expected return assumption is supported by the asset allocation of the Trust and the historical long-term return on Trust assets.

     The Company expects to contribute $174.8 million to the Trust in 2005. These contributions are to be made pursuant to an agreement between the Company and the PBGC. There are no ERISA funding requirements in 2005.

     Reconciliation of the pension benefit obligation and plan assets from December 1, 2003 and 2002 through the measurement dates of November 30, 2004 and 2003 was as follows:

                                                        DECEMBER 1, 2003   DECEMBER 1, 2002
                                                            THROUGH            THROUGH
                                                          NOVEMBER 30,       NOVEMBER 30,
                                                              2004               2003
                                                        ----------------   ----------------
                                                               (DOLLARS IN MILLIONS)
Change in benefit obligation:
  Benefit obligation at beginning of period...........      $2,555.9           $2,322.5
  Service cost........................................          38.5               34.2
  Interest cost.......................................         153.6              158.7
  Actuarial loss......................................         127.8              238.3
  Benefits paid.......................................        (209.0)            (197.8)
                                                            --------           --------
  Benefit obligation at end of period.................      $2,666.8           $2,555.9
                                                            ========           ========
Change in plan assets:
  Fair value at beginning of period...................      $1,781.4           $1,555.7
  Actual return.......................................         244.0              298.0
  Employer contribution...............................         106.9              125.5
  Benefits paid.......................................        (209.0)            (197.8)
                                                            --------           --------
  Fair value at end of period.........................      $1,923.3           $1,781.4
                                                            ========           ========

     The unfunded status of the pension plan is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Benefit obligation..........................................    $2,666.8       $2,555.9
Fair value of assets........................................     1,923.3        1,781.4
                                                                --------       --------
Unfunded status of plan.....................................      (743.5)        (774.5)
Unrecognized net loss.......................................       908.2          877.6
Unrecognized prior service cost.............................        57.8           65.6
Contribution received after measurement date................         4.6             --
                                                                --------       --------
Net amount recognized.......................................    $  227.1       $  168.7
                                                                ========       ========

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     Amounts recognized in the consolidated balance sheets consist of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Accrued benefit liability...................................    $(735.7)       $(771.8)
Intangible asset............................................       57.8           65.6
Accumulated other comprehensive income......................      905.0          874.9
                                                                -------        -------
Net amount recognized.......................................    $ 227.1        $ 168.7
                                                                =======        =======

     The accumulated benefit obligation ("ABO") for the defined benefit pension plans was $2,663.6 million and $2,553.0 million at December 31, 2004 and 2003, respectively.

     The following weighted average assumptions were used in accounting for the pension plan:

                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2004           2003
                                                              ------------   ------------
Discount rate...............................................     6.05%          6.25%
Expected return on plan assets..............................     9.50%          9.50%
Rate of compensation increase...............................     3.00%          3.00%

     The net periodic benefit cost was as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004           2003           2002
                                                  ------------   ------------   ------------
                                                            (DOLLARS IN MILLIONS)
Service cost....................................    $  38.5        $  34.2        $  35.7
Interest cost...................................      153.6          158.7          160.1
Expected return on plan assets..................     (184.8)        (185.7)        (194.5)
Recognized loss.................................       38.0           10.0             --
Amortization....................................        7.8            7.9            7.8
                                                    -------        -------        -------
Net periodic benefit cost.......................    $  53.1        $  25.1        $   9.1
                                                    =======        =======        =======

SAVINGS PLAN

     The Company also sponsors a savings plan through which eligible non-represented salaried employees may elect to save a portion of their salary, and the Company matches the first five percent (slightly higher for those hired after December 31, 2002) of each participant's salary contributed, subject to certain IRS limitations. Compensation expense related to this plan amounted to $3.9 million, $3.9 million, and $4.0 million respectively, for the years ended December 31, 2004, 2003, and 2002.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

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

     The Company determined that the prescription drug benefit provided by the Company's post-retirement benefit plan as of the date of the Act's enactment was at least actuarially equivalent to those of Medicare Part D and, accordingly, the Company will be entitled to the federal subsidy when it begins in calendar year 2006. On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. The Company calculated the effect of the Medicare subsidy on its APBO as of December 8, 2003, the date of the Act's enactment (all other actuarial assumptions determined as of November 30, 2003 were not changed). Based on this calculation, the Company recognized the effects of the Medicare subsidy on its net periodic post-retirement benefit costs which reduced this expense by $6.3 million for the year ended December 31, 2004. Additionally, the accumulated postretirement benefit obligation was reduced by $69.0 million as a result of this subsidy. Other factors including the discount rate and other actuarial assumptions mitigated the gain, resulting in an ending benefit obligation of $881.6 million.

     Reconciliation of the postretirement benefit obligation follows:

                                                              DECEMBER 1,    DECEMBER 1,
                                                                  2003           2002
                                                                THROUGH        THROUGH
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Benefit obligation at beginning of period...................     $906.9        $ 838.7
Service cost................................................        8.3            8.8
Interest cost...............................................       50.6           57.6
Plan amendments.............................................         --         (104.5)
Actuarial (gain)/loss.......................................      (12.8)         170.2
Benefits paid...............................................      (71.4)         (63.9)
                                                                 ------        -------
Benefit obligation at end of period.........................     $881.6        $ 906.9
                                                                 ======        =======

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

     The unfunded status of the postretirement benefit obligation is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Benefit obligation..........................................    $ 881.6        $ 906.9
Fair value of assets........................................         --             --
                                                                -------        -------
Unfunded status of plan.....................................     (881.6)        (906.9)
Unrecognized net (gain) loss................................       92.8          105.6
Unrecognized prior service cost.............................     (143.3)        (172.4)
                                                                -------        -------
Accrued postretirement benefit..............................    $(932.1)       $(973.7)
                                                                =======        =======

     The following weighted average assumptions were used in accounting for the postretirement benefit plan:

                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2004           2003
                                                              ------------   ------------
Discount rate...............................................      6.05%          6.25%
Rate of compensation increase...............................      3.00%          3.00%
Health care cost trend rate.................................      4.50%          4.50%

     The net periodic benefit cost was as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004           2003           2002
                                                  ------------   ------------   ------------
                                                            (DOLLARS IN MILLIONS)
Service cost....................................     $  8.3         $  8.8         $  8.1
Interest cost...................................       50.6           57.6           57.8
Amortization....................................      (29.2)         (19.6)         (19.6)
Recognized gain.................................         --             --           (1.6)
                                                     ------         ------         ------
Net periodic benefit cost.......................     $ 29.7         $ 46.8         $ 44.7
                                                     ======         ======         ======

     An increase of 1% in the health care cost trend rate would increase the benefit obligation by $129.6 million and the annual net periodic cost by $10.0 million. A 1% decrease would reduce the benefit obligation by $113.0 million and the annual net periodic cost by $8.5 million.

     For purposes of measuring the expected cost of benefits covered by the plan for next year, a weighted average health care trend rate of 4.50% was assumed for 2005 and the years thereafter.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 8--RETIREMENT BENEFITS--(CONTINUED)

ESTIMATED FUTURE BENEFIT PAYMENTS

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

EXPECTED BENEFIT PAYMENTS

                                                           YEARS ENDED DECEMBER 31
                                                 --------------------------------------------
                                                 PENSION    POSTRETIREMENT      HEALTHCARE
                                                 BENEFITS      BENEFITS      SUBSIDY RECEIPTS
                                                 --------   --------------   ----------------
                                                            (DOLLARS IN MILLIONS)
2005...........................................  $  198.8       $59.8             $  0.0
2006...........................................     200.8        54.2               (3.8)
2007...........................................     203.4        55.0               (3.9)
2008...........................................     207.0        56.0               (4.1)
2009...........................................     210.3        57.2               (4.1)
2010-2014......................................   1,104.1       306.2              (22.5)

NOTE 9--INCOME TAXES

     The provision/(benefit) for income taxes, before cumulative effect of change in accounting principle, consists of the following:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004           2003           2002
                                                  ------------   ------------   ------------
                                                            (DOLLARS IN MILLIONS)
Current federal.................................     $  3.0         $ 11.5         $(1.8)
Deferred federal................................      133.0          (25.6)         (4.5)
Current state...................................        0.2           (0.2)          0.2
Deferred state..................................       17.1           (1.2)         (0.4)
                                                     ------         ------         -----
Total...........................................     $153.3         $(15.5)        $(6.5)
                                                     ======         ======         =====

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 9--INCOME TAXES--(CONTINUED)

     Total income taxes, before cumulative effect of change in accounting principle, reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004           2003           2002
                                                  ------------   ------------   ------------
                                                            (DOLLARS IN MILLIONS)
Federal income tax benefit computed at statutory
  tax rate......................................     $144.2         $(24.2)        $(4.4)
Additional tax expense (benefit) from:
  State and local income taxes..................       11.2           (0.9)         (0.1)
  Percentage depletion..........................       (0.1)          (1.5)         (2.5)
  Reserve.......................................         --            9.7            --
  Medicare Modernization Act....................       (2.1)
  All other, net................................        0.1            1.4           0.5
                                                     ------         ------         -----
     Total......................................     $153.3         $(15.5)        $(6.5)
                                                     ======         ======         =====

     Deferred tax assets and liabilities arise from the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and resulted from the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Noncurrent deferred tax assets:
  Net operating loss ("NOL") carryforwards..................    $ 256.0        $ 251.1
  Retirement benefit obligations............................      287.0          345.0
  Disallowed interest on debt to parent.....................       19.2           38.7
  Tax effect of comprehensive income items..................      361.2          321.1
  Other.....................................................        8.7            7.5
                                                                -------        -------
     Total noncurrent deferred tax assets...................      932.1          963.4
Noncurrent deferred tax liabilities:
  Property, plant and equipment.............................     (570.4)        (507.4)
  Partnerships..............................................      (69.0)         (51.3)
                                                                -------        -------
     Net noncurrent deferred tax asset......................    $ 292.7        $ 404.7
                                                                =======        =======
Current deferred tax assets:
  Accrued vacations.........................................    $  12.3        $  11.0
  Shutdown accruals.........................................       22.1           18.9
  Property taxes............................................        5.6            1.6
  Other.....................................................        2.6            2.3
                                                                -------        -------
     Total current deferred tax assets......................       42.6           33.8

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 9--INCOME TAXES--(CONTINUED)


                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Current deferred tax liabilities:
  UNICAP--Inventory.........................................       (5.2)          (0.5)
  Capitalized interest......................................       (2.7)          (1.9)
  Amortization expense......................................       (6.3)          (4.9)
                                                                -------        -------
     Net current deferred tax assets........................    $  28.4        $  26.5
                                                                =======        =======

     At December 31, 2004, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

                                                               NET OPERATING LOSS
YEAR EXPIRING                                                     CARRYFORWARD
-------------                                                 ---------------------
                                                              (DOLLARS IN MILLIONS)
2020........................................................          133.3
2021........................................................          260.0
2023........................................................          232.9
                                                                     ------
  Total                                                              $626.2

     At December 31, 2004, the Company had Alternative Minimum Tax ("AMT") net operating loss carryforwards of $190.6 million, which unless utilized, will expire in 2023.

     In order to fully recognize the deferred tax asset recorded as of December 31, 2004, the Company will need to generate taxable income of approximately $808 million during the next 20 years to utilize its temporary differences and net operating loss carryforwards before they expire. Based on estimates of projected future taxable income, the Company believes that it is more likely than not that the deferred tax asset recorded at December 31, 2004 will be realized in future periods. Accordingly, no valuation allowance has been established. In estimating levels of future taxable income, the Company has considered historical results of operations in recent years as well as recent developments in the industry in which it operates. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then a valuation reserve will be required, with a corresponding charge against income.

     The Company files approximately thirty-five state income tax returns on an annual basis. The amount of income attributable to a given state changes yearly resulting from modifications to apportionment rules, state specific taxable income adjustments and profitability levels at the consolidated Company level as well as the subsidiary specific level. Due to the Company's return to profitability and positive outlook coupled with recent increases in certain state's statutory income tax rates, the Company increased its provision for state taxes in 2004 to 7% from 2%. The change in rates resulted in a $6.0 million increase in income tax expense for the Income Statement and a $29.0 million credit in the Statement of Comprehensive Income.

     In the normal course of business, the Company's tax returns are subjected to examination by various taxing jurisdictions. The Company's 1998 through 2000 tax returns are currently under examination. As of December 31, 2004, the Company had reserved $14.5 million for various income tax matters. The Company believes that the outcomes of these examinations will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 10--RELATED PARTY TRANSACTIONS

     The Company was charged $10.2 million, $5.4 million, and $2.1 million by Mittal for the years ended December 31, 2004, 2003 and 2002, respectively, for management, financial and legal services provided to the Company. The Company was also charged $0 million, $0.7 million and $1.4 million by Ispat North America Holding Inc. for corporate expense allocation for the years ended December 31, 2004, 2003 and 2002, respectively. The Company charged Mittal $4.4 million, $2.3 million and $1.6 million for operating and technical services for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company purchased $111.7 million, $57.1 million and $141.0 million of inventory from subsidiaries of Mittal for the years ended December 31, 2004, 2003 and 2002, respectively. The Company sold $12.6 million, $6.1 million and $7.9 million of inventory to subsidiaries of Mittal for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company's long-term debt due to a related company of $809.6 million and $890.0 million as of December 31, 2004 and 2003, respectively, comprises $569.4 million and $661.5 million payable to Ispat Inland Finance, LLC, a wholly owned subsidiary of the Borrower and Mittal and of $240.2 million and $228.5 million advances from Mittal and its other subsidiaries. Under certain debt agreements, these advances from Mittal and its other subsidiaries could not be repaid until the Company's leverage fell to specified levels and sufficient cumulative earnings had been achieved. Interest expense related to Ispat Inland Finance, LLC debt was $69.8 million, $37.0 million, and $41.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Mittal and its other subsidiaries were to mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at December 31, 2004 range from 2.9% to 5.6%. Interest expense related to the advances from Mittal and its other subsidiaries was $12.5 million, $8.9 million and $8.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The accrued interest on the advances from Mittal was $5.8 million at December 31, 2004 and $5.0 million at December 31, 2003, respectively. The interest on the advances is payable on their anniversary dates; if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

     On January 6, 2005, the Company repaid the advances from Mittal and its other subsidiaries. The total amount of the repayment was $246.2 million which included principal payments of $240.2 and interest payments of $6.0 million (includes $0.2 million of interest expense for January 2005).

     The Company's note receivable from a related company of $15.8 million and $5.6 million as of December 31, 2004 and 2003, respectively, is due from Ispat Inland, L.P. Interest income on this receivable was $1.9 million, $0.5 million, and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Mittal, costs incurred in relation to settlement of the interest collar, and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

     The Company's payable to related companies of $25.9 million and $5.4 million at December 31, 2004 and 2003, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $6.5 million and $4.9 million at December 31, 2004 and 2003, respectively, consists of trade and other related party receivables.

NOTE 11--COMMITMENTS AND CONTINGENCIES

     At December 31, 2004 and December 31, 2003, the Company guarantees $40.7 million and $54.5 million, respectively, of long-term debt attributable to I/N Kote (See Note 14), one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to III Kote Inc.'s (a wholly owned subsidiary of the Company) 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest when in default at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of December 31, 2004.

     On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation ("PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with this Agreement, the Company provided the PBGC a $160 million letter of credit which expired on July 9, 2003, and has made certain specified contributions to its Pension Plan. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 million letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to make contributions to its Pension Plan of $160 million over the next two years and 50% of excess cash flows ($147.3 million for 2004 is to be paid in 2005) as defined in its agreement with the PBGC. Under the agreement, the Company contributed $50 million in July 2003 and $82.5 million in 2004 and is required to contribute an additional $27.5 million in 2005. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the Pension Plan and certain tests have been met.

     Under the Agreement, Ryerson Tull Inc., the former parent of the Company, also provided to the PBGC a $50 million guarantee of the Company's pension plan obligations, later issuing a letter of credit to secure this guarantee. The Company committed to take all necessary action to replace the guaranty/letter of credit by July 16, 2003, but was unable to do so, and therefore the guaranty and letter of credit continued in place. Separately, on September 15, 2003, the Company entered into a settlement agreement with Ryerson Tull under which, among other things, Ryerson Tull paid the Company $21 million to release Ryerson Tull from various environmental and other indemnification obligations arising out of the sale by Ryerson Tull of the Company to Mittal. The $21 million received from Ryerson Tull was paid into the Company Pension Plan and went to reduce the amount of the Ryerson Tull guaranty/letter of credit. The Company agreed to make specified monthly contributions to its Pension Plan totaling $29 million over the twelve-month period beginning January 2004, thereby eliminating any remaining guaranty/letter of credit obligations of Ryerson Tull with respect to the Company's Pension Plan. Of the $111.5 million of contributions made to the Company's pension plan during the year ended December 31, 2004, $29.0 million reduced the amount of, and by September 15, 2004, eliminated the Ryerson Tull guaranty/letter of credit. In addition, the Company committed to reimburse Ryerson Tull for the cost of the letter of credit to the PBGC, and to share with Ryerson Tull one-third of any proceeds which the Company might receive in the future in connection with a certain environmental insurance policy.

     In 1998, the Company entered into an agreement with a third party to purchase 1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. The actual purchases of coke under this agreement were 1.3 million, 1.2 million, and
1.2 million tons at a cost of $183.5 million, $148.0 million, and $164.7 million in 2004, 2003 and 2002, respectively. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which was recorded

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

at December 31, 2003 as a deferred asset on the balance sheet and would have been credited against required cash payments during the second half of the energy tolling arrangement. During the fourth quarter of 2004, an agreement was reached to allow the third party to pay the Company a deposit repayment equal to $53.7 million. Upon receipt of these funds, the deferred asset was eliminated and a corresponding gain of $1.2 million was recognized by the Company. As of December 31, 2004 and 2003, the estimated minimum tolling charges remaining over the life of this agreement were approximately $254 million and $199 million, respectively.

     In 2002, the Company entered into an agreement with Cleveland-Cliffs, Inc. to purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine (a wholly owned subsidiary of the Company) for twelve years. The price of the pellets was fixed for the first two years and starting in 2005, will be adjusted over the term of the agreement based on various market index factors.

     On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.2 million as of December 31, 2004. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site (the "Corrective Action") which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. Assessments under the 1993 EPA Consent Decree have been ongoing since the decree was entered and no significant new environmental exposures have been identified. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of, or the time required to satisfy, its obligations under the corrective action, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's financial position, results of operations and cash flows. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

     Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of approximately $3 million in 2005 and $7 million in 2006. During the 2007 to 2009 period, it is anticipated that the Company will make annual capital expenditures of $2 million to $6 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $40 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, or as referenced below, to materially affect the Company's financial position, results of operations and cash flows. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

material to the financial position, results of operations and cash flows of the Company. At December 31, 2004 and 2003, the Company's reserves for environmental liabilities totaled $37 million and $37 million, respectively, $22 million and $22 million, respectively, of which is related to the sediment remediation under the 1993 EPA Consent Decree.

     In October 1996, the Company was identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility and was notified of the NRDA trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A form of consent decree has been negotiated, which was issued as a final order of the court in January 2005. Under the decree, the Company would pay approximately $8.7 million in total. In the first year the Company would pay approximately $1.6 million, and in each of the subsequent four years. Additionally, the Company has incurred approximately $0.8 million in costs related to this matter which will be payable within 30 days of the effective date of the consent decree. The Company has established a reserve of $8.7 million for liabilities in connection with these matters. The Company is engaged in ongoing negotiations with the EPA regarding a similar dollar reduction in the separate environmental reserve established for EPA Consent Decree. It is the Company's position that the Sediment Remediation and the NRDA decree address remediation of the same waterways. Management believes that the required future payments related to these matters are substantially fixed, and, accordingly, does not believe that reasonably possible losses, if any, in excess of the amounts accrued will have a material effect on the Company's financial position, results of operations and cash flows.

     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon current or former site owners or operators or parties who sent hazardous materials to the site, regardless of fault or the lawfulness of the activity that caused the contamination. The Company is a potentially responsible party at several state and federal Superfund sites. Except as may be referenced herein, the Company believes its liability at these sites is either de minimis or substantially resolved. The Company could, however, incur additional costs or liabilities at these sites based on new information, if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. The Company could also be named a potentially responsible party at other sites if its hazardous materials or those of its predecessor were disposed of at a site that later becomes a Superfund site.

     On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is owned and operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. Although the Company currently believes that its liability with respect to this matter will be minimal, the Company could be found liable for violations and this potential liability could materially affect the financial position, results of operations and cash flows of the Company.

     In January 2005 the Company received a Third Party Complaint by Alcoa Incorporated alleging that the Company is liable as successor to the interests of Hillside Mining Co., a company that the Company acquired in 1943, operated until the late 1940s and then sold the assets of in the early 1950s. It is alleged that since Hillside was operating in the area at the same time as Alcoa, if Alcoa is found to be liable in the original suit that was filed against it by approximately 340 individuals who live in the Rosiclare area of southern Illinois, then the Company should also be found liable, and there should be an allocation to the Company of the amount that would be owed to the original Plaintiffs. Those original Plaintiffs are alleging that the mining and processing operations allowed the release of fluorspar, manganese, lead and other heavy metal contaminants, causing unspecified personal injury and property damage. The Company has also been identified as a potentially responsible party by the Illinois EPA in connection with this matter. The Company has requested

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

further information from the Illinois EPA regarding their potential claim. Until such time as this matter is further developed, management is not able to estimate reasonably possible losses, or a range of such losses, the amounts of which may be material in relation to the Company's financial position, results of operations and cash flows. The Company intends to defend itself fully in these matters.

     The Company maintains reserves for costs related to various facilities that were shut down in prior years. These reserves primarily include postretirement benefits and other healthcare costs for employees of the closed facilities. The Company has shutdown reserves totaling $27.3 million and $28.0 million as of December 31, 2004 and 2003, respectively. The reserves are classified in Other Accrued Expenses and Other Long-term Obligations in the Consolidated Balance Sheets.

     The Company and its subsidiaries have various operating leases for which the minimum lease payments are $12.9 million in 2005, $4.8 million in 2006, $1.6 million in 2007, $0.8 million in 2008, $0.3 million in 2009 and $0.4 million thereafter. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $25.4 million, $24.8 million, and $22.8 million, respectively.

     The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $22.0 million at December 31, 2004 and $1.6 million at December 31, 2003.

     In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the lease closing date, August 31, 1993. In 2003, NIPSCO sold its portion of PCI Associates to Primary Energy Steel LLC. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI lease or the insolvency of any of the Primary Energy Steel LLC parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the lease, which are the responsibility of the Nisource, Inc. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial position or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of December 31, 2004, the Company's cumulative cost reduction due to such tax credits totaled $184.6 million. The current carrying amount of this indemnification is $0 million.

     In addition to the foregoing, the Company is a party to a number of legal proceedings arising in the ordinary course of its business. The Company does not believe that the adverse determination of any such

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

DERIVATIVES

     The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc, which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend out beyond two years. At December 31, 2004 and 2003, the Company had entered into contracts for these commodities for notional amounts of $108.8 million and $6.0 million, respectively, which had fair values of $0.7 million (liability) and $0.2 million (liability), respectively. For the twelve months ended December 31, 2004, 2003 and 2002, the Company recorded a loss of $0.5 million, and gains of $1.4 million and $1.2 million, respectively, for changes in the fair value of open derivative instruments not designated as a hedge (as defined by SFAS No. 133). Under terms of the futures and swap contracts, the Company had approximately $0 million and $0.3 million on deposit with counterparties at December 31, 2004 and 2003, respectively, that was classified as an other asset on the balance sheet.

DEBT

     The estimated fair value of the Company's debt (including current portions thereof at December 31, 2004 and 2003), using quoted market prices of Company debt securities recently traded and market-based prices of similar securities for those securities not recently traded, was $1,129.9 million and $1,214.7 million at December 31, 2004 and 2003, respectively, as compared with the carrying value of $1,013.6 million and $1,350.0 million in the balance sheets at December 31, 2004 and 2003, respectively.

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES

     I/N Tek, a general partnership formed for a joint venture between the Company and Nippon Steel Corporation ("NSC"), owns and operates a cold-rolling facility. I/N Tek is 60% owned by a wholly owned subsidiary of the Company and 40% owned by an indirect wholly owned subsidiary of NSC. The Company has rights to the productive capacity of the facility, except in certain limited circumstances and, under a tolling arrangement with I/N Tek, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $148.6 million, $136.9 million and $141.6 million for such tolling services for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company and NSC also own and operate another joint venture which consists of a 500,000 ton electrogalvanizing line and a 500,000 ton hot-dip galvanizing line adjacent to the I/N Tek facility. I/N Kote, the general partnership formed for this joint venture, is owned 50% by a wholly owned subsidiary of the Company and 50% by an indirect wholly owned subsidiary of NSC. The Company and NSC each has guaranteed the share of long-term financing attributable to their respective subsidiary's interest in the partnership. I/N Kote had $81.4 million and $108.9 million outstanding under its long-term financing agreement at December 31, 2004 and 2003, respectively. I/N Kote is required to buy all of its cold rolled steel from the Company, which is required to furnish such cold rolled steel at a price that results in an annual return

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 13--I/N TEK AND I/N KOTE JOINT VENTURES--(CONTINUED)

on equity to the partners of I/N Kote, depending upon operating levels, of up to 10% after operating and financing costs. This price may be subject to an adjustment ("return on sales adjustment" or "ROS adjustment") if the Company's return on sales ("ROS") differs from I/N Kote's ROS, as defined in the Substrate Supply Agreement. As further outlined in the Substrate Supply Agreement, the component (memo account adjustment) of any ROS adjustment which results in negative ROS for I/N Kote will be returned to the Company and NSC in an amount prescribed by a formula in the Substrate Supply Agreement if the Company's ROS is greater than I/N Kote's ROS in subsequent years. The Company recorded sales of cold rolled steel to I/N Kote of $323.1 million, $343.0 million, and $348.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Prices of cold rolled steel sold by the Company to I/N Kote are determined pursuant to the terms of the joint venture agreement and are based, in part, on operating costs of the partnership. In 2004, 2003 and 2002, the Company sold cold rolled steel to I/N Kote at prices that exceeded the Company's production costs but were less than the market prices for cold rolled steel products. The Company sells all I/N Kote products that are distributed in North America. The Company receives a 1% sales commission on I/N Kote sales for which it earned $5.1 million, $4.9 million, and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     During 2004, 2003 and 2002, certain conditions (as defined in the Substrate Supply Agreement) were met resulting in either a memo account or ROS adjustment being realized by the Company. The Company's consolidated financial statements reflect a net adjustment of approximately ($19.1) million, $6.8 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The memo account adjustment decreased the aggregate substrate price for 2004 while ROS adjustments increased the aggregate substrate price for 2003 and 2002 resulting in the Company's return on sales being equal to the return on sales of I/N Kote. As of December 31, 2004, the balance in the memo account is $9.6 million. At December 31, 2003, the Company recorded a payable of $1.1 million to I/N Kote for the excess of the ROS adjustment over than the return of capital and annual equity return of the partners. At December 31, 2004, the Company recorded a receivable from I/N Kote of approximately $23.5 million, representing their portion of the 2004 memo account adjustment and annual equity return.

     During the development of the I/N Tek and I/N Kote joint ventures and to meet ongoing capital needs, the Company has loaned money to the joint ventures. These partner loans are included in "Investments in and advances to joint ventures" in the balance sheet. The outstanding balance of the I/N Tek partner loans was $15.7 million and $17.0 million at December 31, 2004 and 2003, respectively. The Company recorded interest income related to the I/N Tek loans of $1.0 million, $1.1 million, and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The outstanding balance of the I/N Kote partner loans was $22.3 million and $27.4 million at December 31, 2004 and 2003, respectively. The Company recorded interest income on the I/N Kote loans of $0.7 million, $0.8 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. In the fourth quarter of 2002, the terms of each of the I/N Tek and I/N Kote partnerships were extended through December 31, 2021.

NOTE 14--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company's investments in unconsolidated joint ventures accounted for by the equity method consist of its 60% interest in I/N Tek, 50% interest in I/N Kote, 50% interest in PCI Associates and 21% interest in the Empire Iron Mining Partnership ("Empire")(See Note 17). I/N Tek and I/N Kote are joint ventures with NSC (see Note 13). The Company does not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, the Company accounts for its investment in I/N Tek under the equity method. PCI Associates is a joint venture which operates a pulverized coal injection facility at the Indiana Harbor Works. Empire is an iron ore mining and pelletizing venture owned in various percentages by the Company and an

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 14--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES--(CONTINUED)

Iron Ore manufacturer. The Company recorded $75.9 million, $42.2 million and $49.4 million for its share of earnings in the unconsolidated joint ventures which is presented in the Consolidated Statements of Operations as a reduction of cost of goods sold for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 2003 and 2002, the Company included additional minimum pension liabilities relating to the unconsolidated joint ventures in the amount of $4.9 million, $6.7 million, and $4.8 million respectively (net of tax effects of $3.2 million, $3.8 million and $2.7 million, respectively) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.

     Following is a summary of combined financial information of the Company's unconsolidated joint ventures:

                                                               2004(A)     2003(A)
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Results of operations for the year ended December 31:
  Gross revenue.............................................    $728.6      $670.2
  Costs and expenses........................................     589.2       598.8
                                                                ------      ------
  Net income................................................    $139.4      $ 71.4
                                                                ======      ======
Financial position at December 31:
  Current assets............................................    $191.9      $145.5
  Total assets..............................................     778.5       775.1
  Current liabilities.......................................     191.3       147.6
  Total liabilities.........................................     431.1       472.6
  Net assets................................................     347.4       302.5

---------------

(A) Excludes the results of operations and financial position of Empire Investment as in connection with the 2002 sale of 19% of its partnership interest, the Company is no longer allocated income or loss from Empire as of January 1, 2003. (See Note 17)

NOTE 15--WORKFORCE REDUCTION

     For the year ended December 31, 2004, the Company recorded charges of $4.0 million for severance and termination benefit cost related to voluntary and involuntary workforce reductions of approximately 130 salaried non-represented employees. The Company's remaining accrual for the workforce reductions totaled $0.1 million as of December 31, 2004 and is included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

NOTE 16--SALE OF POLLUTION ALLOWANCES

     For the year ended December 31, 2004, the Company sold 3,432 tons of Nitrous Oxide ("NOx") allowances for $8.6 million, which was recorded in "Other Expense (Income), net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

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

     In the Fourth Quarter of 2001, the Company temporarily idled its 2A Bloomer and 21" Rolling Mill due to deteriorating market conditions. The market had not sufficiently improved in 2002 and could have become even more onerous with the announced purchase of a competitor's facility previously idled due to the prior owner's bankruptcy. Employing a present value technique to determine the fair value of these assets, the Company recorded an impairment charge of $23 million at December 31, 2002.

     In addition, the Company evaluated its investment in Empire Mine, which is accounted for under the equity method, in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock". APB No. 18 requires that a loss in value of the investment that is other than a temporary decline should be recognized in the same manner as a loss in value of other long-lived assets. During the fourth quarter of 2002, the Company identified conditions, including projected operating losses due to increasing costs and a reduction in iron ore reserves, indicating that a permanent loss in the value of the investment had occurred. As a result, the Company recorded a $39 million impairment charge for its Empire Mine investment and related fluxing equipment. To determine the fair value of its Empire investment, the Company considered the sale of a partial ownership interest in the Empire Mine in conjunction with a separate 12 year Purchase agreement which were concluded on December 31, 2002.

NOTE 18--ASSET RETIREMENT OBLIGATIONS

     The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Based on analysis the Company has performed, it has been determined that the only asset for which an asset retirement obligation must be recorded is the Company's Minorca Mine. The Minorca Mine, through the Environmental Impact Statement (EIS) process, has a reclamation plan on file with the state of Minnesota. Each year the Minorca Mine is required by the Minnesota Department of Natural Resources (MDNR) to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible the Minorca Mine reclaims abandoned areas on a yearly basis. Currently, Ispat Inland Mining Company is in compliance with all environmental standards and therefore, the Company expects little or no environmental remediation at the time of closure of the mine. As of December 31, 2004, the estimated total future reclamation costs are $18.2 million.

     The impact to the Company of adopting SFAS 143 was an increase in assets of $3.8 million and an increase in liabilities of $6.3 million. A charge of $1.6 million (net of tax of $0.9 million) is reflected on the Consolidated Statement of Operations as of January 1, 2003 as a Cumulative Effect of change in Accounting Principle.

     Changes in the liability for asset retirement obligations during 2004 and 2003 consisted of the following:

                                                              2004   2003
                                                              ----   ----
Balance as of January 1.....................................  $7.0   $6.6
Accretion expense...........................................   0.5    0.5
Liabilities settled.........................................    --   (0.1)
                                                              ----   ----
Balance as of December 31...................................  $7.5   $7.0
                                                              ====   ====

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 18--ASSET RETIREMENT OBLIGATIONS--(CONTINUED)

     The pro forma effect of this change, as if SFAS No. 143 had been adopted on January 1, 2002, would be to decrease net income by $0.4 million for the year ended December 31, 2002.

NOTE 19--RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. Total research and development costs for the years ended December 31, 2004, 2003 and 2002 were $12.3 million, $11.4 million and $11.6 million, respectively.

NOTE 20--PROPERTY TAX LIABILITY

     For the year ended December 31, 2004, the Company recorded a favorable adjustment to cost of goods sold of $35.0 million due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

NOTE 21--BUSINESS SEGMENTS AND CONCENTRATION OF RISKS

     The Company and its subsidiaries operate in a single business segment, which comprises the operating companies and divisions involved in the manufacturing of basic steel products and related raw material operations.

     The Company both produces and sells a wide range of steels, of which approximately 99% consists of carbon and high-strength low-alloy steel grades. For the years ended December 31, 2004, 2003 and 2002, approximately 73%, 72%, and 74% of the sales were to customers in five mid-American states, respectively, and 92%, 93%, and 93% were to customers in 20 mid-American states. Over half the sales are to the steel service center and transportation (including automotive) markets.

     For the years ended December 31, 2004, 2003 and 2002, Flat Products sales were $2,737.8 million, $1,985.4 million and $2,008.8 million and Bar Products sales were $419.8 million, $237.5 million and $294.6 million, respectively.

     Sales to Ryerson Tull, Inc. approximated 9%, 10%, and 9% of consolidated net sales in the years ended December 31, 2004, 2003 and 2002. No other customer, except I/N Kote (see Note 13), accounted for more than 10% of the consolidated net sales of the Company during the noted periods.

     As of December 31, 2004 approximately 72% of the active workforce was represented by the United Steelworkers of America ("USWA"). The Company is currently negotiating a new labor agreement with the United Steelworkers of America, as the previous agreement expired on July 31, 2004. Under the terms of the previous agreement, both parties agreed to negotiate a successor agreement without resorting to strikes or lockouts. In addition, both parties agreed that open issues would be submitted to binding arbitration and that the successor agreement will be based on the agreements currently in place at other domestic integrated steel producers. In the light of Mittal Steel Company N.V.'s proposed merger of International Steel Group Inc. ("ISG"), the arbitration procedure was postponed and the parties agreed that the current ISG Collective Bargaining Agreement would be adapted with negotiated adjustments for particular Company circumstances. The parties also agreed that, during the term of the Collective Bargaining Agreement, the Company's current steelmaking would be maintained. Negotiations are ongoing and it is expected that a final agreement, which requires union membership ratification, will be reached shortly.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

NOTE 22--SUBSEQUENT EVENTS

     On March 11, 2005, Mittal Steel Company announced that the registration statement of Form F-4 filed by Mittal Steel with the Securities and Exchange Commission in connection with the proposed merger involving Mittal Steel and International Steel Group (ISG) had been declared effective. Mittal Steel and ISG will each hold special meetings of their shareholders on April 12, 2005, to vote on the proposed merger. The merger is subject to approval by the shareholders of both Mittal Steel and ISG and the satisfaction of other customary closing conditions.

     Also on March 11, 2005, the Company announced that its affiliate, Ispat Inland ULC had received the requisite consents from holders of its Senior Secured Floating Rate Notes due 2010 and its 9.75% Senior Secured Notes due 2014 to amend the indenture to eliminate the requirement that any acquisition of a U.S. Steelmaking business made by Mittal Steel must be through its wholly owned subsidiary, Ispat Inland or one of its restricted subsidiaries.

NOTE 23--CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

                                                                             2004
                                                             -------------------------------------
                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
                                                                     (DOLLARS IN MILLIONS)
Net sales..................................................  $665.6    $771.9    $909.1    $811.0
Operating profit...........................................    79.6     111.8     213.1     126.5
Provision for income taxes.................................    24.1      31.2      63.9      34.1
Net income.................................................    42.3      54.8     119.9      41.7
Comprehensive income.......................................    42.3      54.8     119.9      54.0

                                                                            2003
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
                                                                    (DOLLARS IN MILLIONS)
Net sales.................................................  $553.9    $560.5    $541.5    $ 567.0
Operating profit (loss)...................................    40.9     (15.2)    (34.9)      (1.1)
Provision (benefit) for income taxes......................     8.4     (12.2)    (15.5)       3.8
Cumulative effect of change in accounting principle.......    (1.6)
Net income (loss).........................................    14.8     (19.7)    (26.3)     (21.4)
Comprehensive income (loss)...............................    14.8     (19.7)    (26.3)    (102.0)

                                                                            2002
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
                                                                    (DOLLARS IN MILLIONS)
Net sales.................................................  $532.0    $589.0    $597.3    $ 585.1
Operating (loss) profit...................................    (9.7)     17.3      38.8      (16.9)
(Benefit) provision for income taxes......................    (5.4)      5.2       6.6      (12.9)
Net (loss) income.........................................    (7.7)     10.7      13.0      (23.1)(1)
Comprehensive (loss) income...............................    (7.7)     10.7      13.0     (274.2)

---------------

(1) Quarter results include impairment charges of $62 (see Note 17).

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (DOLLARS IN MILLIONS)

                                                   PROVISION FOR ALLOWANCES, CLAIMS AND DOUBTFUL ACCOUNTS
                                                   -------------------------------------------------------
                                                    BALANCE AT      ADDITIONS    DEDUCTIONS    BALANCE AT
                                                   BEGINNING OF    CHARGED TO       FROM         END OF
                                                      PERIOD         INCOME       RESERVES       PERIOD
                                                   -------------   -----------   -----------   -----------
January 1, 2004 through December 31, 2004........      $22.6          $  --         $8.6          $14.0
January 1, 2003 through December 31, 2003........       17.0           16.8         11.2           22.6
January 1, 2002 through December 31, 2002........       16.7            5.9          5.6           17.0

                                                                RESTRUCTURING RESERVE
                                               -------------------------------------------------------
                                                BALANCE AT    ADDITIONS      DEDUCTIONS     BALANCE AT
                                               BEGINNING OF   CHARGED TO        FROM          END OF
                                                  PERIOD        INCOME        RESERVES        PERIOD
                                               ------------   ----------     ----------     ----------
January 1, 2004 through December 31, 2004....      $ --         $ 4.0(A)        $3.9(A)        $0.1
January 1, 2003 through December 31, 2003....        --            --             --             --
January 1, 2002 through December 31, 2002....       0.8          (0.6)(A)        0.2(A)          --

---------------

NOTES:

(A)  Workforce reduction costs.

                                                                   SHUTDOWN RESERVES
                                                 -----------------------------------------------------
                                                  BALANCE AT    ADDITIONS      DEDUCTION    BALANCE AT
                                                 BEGINNING OF   CHARGED TO        FROM        END OF
                                                    PERIOD        INCOME        RESERVES      PERIOD
                                                 ------------   ----------     ----------   ----------
January 1, 2004 through December 31, 2004......     $28.0          0.5            $1.2        $27.3
January 1, 2003 through December 31, 2003......      23.0          6.7(B)          1.7         28.0
January 1, 2002 through December 31, 2002......      25.2           --             2.2         23.0

---------------

NOTES:

(B) Additions primarily relate to liability recorded upon adoption of SFAS 143 on January 1, 2003.

                                                                 ENVIRONMENTAL RESERVES
                                                   ---------------------------------------------------
                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                   BEGINNING OF   CHARGED TO      FROM        END OF
                                                      PERIOD        INCOME      RESERVES      PERIOD
                                                   ------------   ----------   ----------   ----------
January 1, 2004 through December 31, 2004........     $36.8          0.1          $ --        $36.9
January 1, 2003 through December 31, 2003........      27.7          9.1            --         36.8
January 1, 2002 through December 31, 2002........      27.4          0.4           0.1         27.7

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

March 30, 2005

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



             /s/ LOUIS L. SCHORSCH                        President and Chief           March 30, 2005
------------------------------------------------           Executive Officer
               Louis L. Schorsch                     (Principal Executive Officer)
                                                              and Director




             /s/ MICHAEL G. RIPPEY                      Executive Vice President        March 30, 2005
------------------------------------------------               Commercial
               Michael G. Rippey                     (Principal Financial Officer)
                                                     (Principal Accounting Officer)
                                                              and Director




               Lakshmi N. Mittal                   Chairman of the Board of Directors




               Louis L. Schorsch                                Director




               Michael G. Rippey                                Director




               Peter D. Southwick                               Director




               Robert B. McKersie                               Director




                Malay Mukherjee                                 Director




                Richard Leblanc                                 Director




                Ashok L. Aranha                                 Director




               Jean-Pierre Picard                               Director

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----





             Leonard H. Chuderewicz                             Director




             Muni Krishna T. Reddy                              Director

                                          By:       /s/ MARC R. JESKE
                                            ------------------------------------
                                                       Marc R. Jeske
                                                      Attorney-in-fact

March 30, 2005

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

  4.A Copy of First Mortgage Indenture, dated April 1, 1928, between the Company (the 'Steel Company") and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Eighth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),B-1(d) and B-1(e), filed with Steel Company's
          Registration Statement on Form A-2 (No. 2-1855); (ii)
          Exhibits D-1(f) and D-1(g), filed with Steel Company's
          Registration Statement on Form E-1 (No. 2-2182); (iii)
          Exhibit B-1(h), filed with Steel Company's Current Report on
          Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company's Current Report on Form 8-K, dated
          February 8, 1937; (v) Exhibits B-1(j) andB-1(k), filed with
          Steel Company's Current Report on Form 8-K for the month of
          April, 1940; (vi) Exhibit B-2, filed with Steel Company's
          Registration Statement on Form A-2 (No. 2-4357); (vii)
          Exhibit B-1(l), filed with Steel Company's Current Report on
          Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company's Current Report on Form 8-K for the months of
          July and August, 1948; (x) Exhibits B and C, filed with
          Steel Company's Current Report on Form 8-K for the month of
          March, 1952; (xi) Exhibit A, filed with Steel Company's
          Current Report on Form 8-K for the month of July, 1956;
          (xii) Exhibit A, filed with Steel Company's Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of
          December, 1967; (xv) the Exhibit filed with Steel Company's
          Current Report on Form 8-K for the month of April, 1969;
          (xvi) the Exhibit filed with Steel Company's Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company's
          Current Report on Form 8-K for the month of April, 1974;
          (xviii) Exhibit B, filed with Steel Company's Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit
          B, filed with Steel Company's Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel
          Company's Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1978; (xxii) Exhibit B, filed with Steel Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1980;
          (xxiii) Exhibit 4-D, filed with Steel Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company's
          Registration Statement on Form S-2 (No. 33-43393); (xxvii)
          Exhibit 4 filed with Steel Company's Current Report on Form
          8-K dated June 23, 1993; (xxviii) Exhibit 4.C filed with
          Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with
          Steel Company's Quarterly Report on Form 10-Q for the quarter Ended September 30, 1995; (xxx) Exhibit 4.C filed with Steel Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; (xxxi) Exhibit 4.C. filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, (xxxii) Exhibit 4.5 to the registrant's registration statement on Form S-4 (File No.
          333-116128), and (xxxiii) Exhibit 4.6 to the registrant's registration statement on Form S-4 (File No. 333-116128).


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

  4.C     Indenture, dated as of March 25, 2004, among Ispat Inland
          ULC, the Guarantors (as defined therein) and LaSalle Bank
          National Association, as Trustee (filed as Exhibit 4.7 to the registrant's registration statement on Form S-4 (File
          No. 333-116128) and incorporated by reference herein).

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

 10.E     Amendment No. 4 dated as of March 5, 2003, to the Credit
          Agreement dated as of July 16, 1998 (as amended as of September 30, 1999, March 30, 2001 and March 1, 2002), among
          Ispat Inland, L.P., Ispat Inland Inc. (Formerly named Inland
          Steel Company), Burnham Trucking Company, Inc., Incoal
          Company and Credit Suisse First Boston. (Filed as Exhibit
          10.E to the Company's Annual Report on Form 10K for the year ended December 31, 2003, and incorporated by reference herein.)

 10.F.    Pledge Agreement, dated March 25, 2004, among Ispat Inland
          ULC, Ispat Inland, L.P., 3019693 Nova Scotia U.L.C. and
          Ispat Finance, LLC and LaSalle Bank National Association, as
          Trustee (filed as Exhibit 10.4 to the registrant's registration statement on Form S-4 (File No. 333-116128) and incorporated by reference herein).

 16       Letter dated August 25, 1998 from Pricewaterhouse Coopers
          LLP regarding change in certifying accountant. (Filed
          Exhibit 16.1 to the Company's Current Report on Form 8-K filed on August 28, 1998, and incorporated by reference herein).

 24       Powers of Attorney

 31       Certifications of Louis L. Schorsch, President and Chief
          Executive Officer and Michael G. Rippey, Executive Vice
          President Commercial and Chief Financial Officer of Ispat
          Inland Inc. Pursuant to Sarbanes-Oxley Act Section 302

 32       Certifications of Louis L. Schorsch, President & Chief
          Executive Officer and Michael G. Rippey, Executive Vice
          President Commercial and Chief Financial Officer of Ispat
          Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002