Form 10-Q
period 2005-03-31
ISPAT INLAND INC
filed 2005-05-13
CIK 50548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 180 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of May 13, 2005.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 2005 and 2004                                                                  2

           Condensed Consolidated Statements of Comprehensive Income for the Three
           Months Ended March 31, 2005 and 2004                                                           2

           Condensed Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2005 and 2004                                                                  3

           Condensed Consolidated Balance Sheets as of March 31, 2005 and
           December 31, 2004                                                                              4

           Notes to Condensed Consolidated Financial Statements                                           5 - 16

     ITEM 2.  Management's Narrative Analysis of Results of Operations                                    17 - 18

     ITEM 4.  Controls and Procedures                                                                     18


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                                           19
     ITEM 5.  Other                                                                                       19
     ITEM 6.  Exhibits and Reports on Form 8-K                                                            19

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                     2005                          2004
                                                          ----------------------------  ---------------------------
NET SALES                                                              $        904.3               $        665.6
                                                          ----------------------------  ---------------------------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                                                            639.1                        551.7
  Selling, general and
          administrative expenses                                                 9.4                          9.2
  Depreciation                                                                   25.3                         25.1
                                                          ----------------------------  ---------------------------
      Total                                                                     673.8                        586.0
                                                          ----------------------------  ---------------------------

OPERATING PROFIT                                                                230.5                         79.6
Other expense (income), net                                                     (1.1)                        (7.4)
Interest expense on debt                                                         20.1                         20.6
                                                          ----------------------------  ---------------------------

INCOME BEFORE INCOME TAXES                                                      211.5                         66.4
PROVISION FOR INCOME TAXES                                                       83.7                         24.1
                                                          ----------------------------  ---------------------------
NET INCOME                                                             $        127.8                $        42.3
                                                          ============================  ===========================



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                           2005                    2004
                                                  -----------------------  ----------------------
Net income                                                  $      127.8             $      42.3
Other comprehensive income, net of tax                                 -                       -
                                                  -----------------------  ----------------------
COMPREHENSIVE INCOME                                        $      127.8             $      42.3
                                                  =======================  ======================

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                     2005               2004
                                                                                ---------------    ----------------
OPERATING ACTIVITIES
  Net income                                                                        $    127.8           $    42.3
                                                                                ---------------    ----------------
  Adjustments to reconcile net income to net
          cash from operating activities:
    Gain on sale of property, plant and equipment                                            -                (0.1)
    Depreciation                                                                          25.3                25.1
    Amortization of debt discount/(premium)                                                  -                (0.1)
    Undistributed earnings from joint ventures                                           (10.8)               (9.4)
    Deferred income taxes                                                                 55.4                24.1
    Change in:
      Receivables                                                                        (78.7)              (63.3)
      Inventories                                                                        (24.6)              (27.3)
      Other assets                                                                        (7.0)               (1.2)
      Accounts payable                                                                   (31.0)               12.3
      Payables to/receivables from related companies                                      10.7                 6.1
      Other accrued liabilities                                                           37.5               (24.0)
      Deferred employee benefit cost                                                      (5.1)              (27.8)
    Other items                                                                           (0.1)               (0.4)
                                                                                ---------------    ----------------
    Net adjustments                                                                      (28.4)              (86.0)
                                                                                ---------------    ----------------
          Net cash from operating activities                                              99.4               (43.7)

INVESTING ACTIVITIES
  Capital expenditures                                                                   (10.3)               (1.8)
  Proceeds from sale of property, plant and equipment                                        -                 0.1
  Investments in, advances to and distributions from joint ventures, net                   9.7                 7.7
                                                                                ---------------    ----------------
          Net cash from investing activities                                              (0.6)                6.0

FINANCING ACTIVITIES
  Payments on long-term debt to related company                                         (240.1)             (661.5)
  Payments on long-term debt to unaffiliated company                                      (0.9)                  -
  Proceeds from issuance of long-term debt                                                   -               794.9
  Proceeds/payments from note receivable from related company, net                         0.2               (18.6)
  Bank overdrafts                                                                         (5.7)                9.7
  Proceeds/repayments of revolver borrowings, net                                        100.0               (72.0)
                                                                                ---------------    ----------------
          Net cash from financing activities                                            (146.5)               52.5
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                  (47.7)               14.8
Cash and cash equivalents - beginning of period                                           80.7                13.4
                                                                                ---------------    ----------------
Cash and cash equivalents - end of period                                            $    33.0           $    28.2
                                                                                ===============    ================

Non-cash activity:
   Conversion of accrued interest on Ispat advances to debt                                  -                 3.2
   Conversion of accrued interest on Note Receivable from related company                  1.4

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                           MARCH 31, 2005          DECEMBER 31, 2004
                                                                        ----------------------   ----------------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                                     $      33.0              $      80.7
    Receivables, less provision for allowances, claims and
          doubtful accounts of $11.1 and $14.0                                          356.0                    277.3
    Receivables from related companies                                                    4.7                      6.5
    Inventories                                                                         626.6                    602.0
    Deferred income taxes                                                                28.4                     28.4
                                                                        ----------------------   ----------------------
          Total current assets                                                        1,048.7                    994.9
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                                         232.4                    231.3
  PROPERTY, PLANT AND EQUIPMENT, NET                                                  1,674.4                  1,689.4
  NOTE RECEIVABLE FROM RELATED COMPANIES                                                 17.0                     15.8
  DEFERRED INCOME TAXES                                                                 237.3                    292.7
  PENSION INTANGIBLE ASSET                                                               57.8                     57.8
  OTHER ASSETS                                                                           19.3                     12.3
                                                                        ----------------------   ----------------------
          Total Assets                                                           $    3,286.9             $    3,294.2
                                                                        ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                              $     204.3              $     235.3
    Note payable and revolving credit facilities                                        100.0                        -
    Bank overdrafts                                                                       2.7                      8.4
    Payables to related companies                                                        36.2                     25.9
    Pension contribution                                                                191.1                    174.8
    Accrued expenses and other liabilities                                              198.2                    160.7
    Current portion of long-term debt                                                     5.1                      0.8
                                                                        ----------------------   ----------------------
          Total current liabilities                                                     737.6                    605.9
  LONG-TERM DEBT
    Related companies (Note 6)                                                          569.5                    809.6
    Other                                                                               198.0                    203.2
  DEFERRED EMPLOYEE BENEFITS                                                          1,487.0                  1,508.4
  OTHER LONG-TERM OBLIGATIONS                                                            57.7                     57.8
                                                                        ----------------------   ----------------------
          Total liabilities                                                           3,049.8                  3,184.9
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' EQUITY
    Preferred stock                                                                      90.0                     90.0
    Common stock                                                                        576.2                    576.2
    Retained earnings/(Accumulated deficit)                                             122.9                     (4.9)
    Accumulated other comprehensive loss                                               (552.0)                  (552.0)
                                                                        ----------------------   ----------------------
          Total stockholders' equity                                                    237.1                    109.3
                                                                        ----------------------   ----------------------
          Total Liabilities and Stockholders' Equity                             $    3,286.9             $    3,294.2
                                                                        ======================   ======================

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Ispat Inland Inc. (the "Company") are unaudited, but in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

STOCK OPTION PLAN

In 1999, Mittal Steel Company N.V. ("Mittal"), formerly Ispat International N.V. ("Ispat"), established the Ispat International N.V. Global Stock Option Plan (the "Ispat Plan"). Under the terms of the Ispat Plan, Mittal may grant options to senior management of Mittal and its affiliates for up to 6,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Mittal stock on the date of grant, and an option's maximum term is 10 years. Options are granted at the discretion of the Mittal Board of Director's Plan Administration Committee or its delegate. The options vest either ratably upon each of the first three anniversaries of the grant date or upon the death, disability or retirement of the participant. Prior to 2003, the Company, which participates in the Ispat Plan, accounted for stock options under the recognition and measurement provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2004 or during the three months ended March 31, 2005 and accordingly, no compensation expense has been recognized in 2004 and the three months ended March 31, 2005.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                                          THREE MONTHS ENDED MARCH 31
                                                                             (DOLLARS IN MILLIONS)
                                                                        2005                        2004
----------------------------------------------------------------------------------------------------------------
Net Income - as reported                                                     $127.8                       $42.3

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                                       -                           -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                                              -                           -
                                                                 -------------------         -------------------
Net Income - pro forma                                                       $127.8                       $42.3
----------------------------------------------------------------------------------------------------------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis. On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004.

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

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," "Accounting for Nonmonetary Transaction." SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provision of SFAS No. 153 and does not believe that its adoption will have a material impact on the Company's financial condition, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(SFAS No. 123(R)), "Share-Based Payment," SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock Issued to Employees," and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees." SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined its impact on the Company's financial condition, results of operations and cash flows.

In December 2004, the FASB staff issued FSP FAS 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." This FSP clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company has determined that FAS 109-1 will not have an immediate impact on its financial condition, results of operations or cash flows. The Company's realization of the benefit of FAS 109-1 is dependent on the utilization of its Net Operating Loss Carryforwards.

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                             MARCH 31, 2005          DECEMBER 31, 2004
                                                           -------------------      --------------------
                                                                      (DOLLARS IN MILLIONS)

In process and finished steel                                      $    369.9                $    412.9
Raw materials and supplies:
  Iron ore                                                               86.1                      69.5
  Scrap and other raw materials                                         144.3                      94.6
  Supplies                                                               26.3                      25.0
                                                           -------------------      --------------------
                                                                        256.7                     189.1
                                                           -------------------      --------------------
          Total                                                    $    626.6                $    602.0
                                                           ===================      ====================


NOTE 3 -DEBT

Short-term debt

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $200 million (increased from $185 million in July 2004) committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, beginning early in 2002, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At March 31, 2005, based on the amount of eligible collateral, there was $84.3 million of additional availability under the line. Drawings under the line included $100.0 million of loans and $15.7 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverages, and financial security for an environmental consent decree. Average interest rates on this facility during the first quarter of 2005 ranged from 3% to 5%.

The Company also has a four-year approximately $175 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC (the "Inventory-Backed Revolver"), extending to April of 2007. Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At March 31, 2005, there were no drawings under the line and, based on the amount of eligible collateral, there was $173.9 million of availability under the line. Average interest rates on this facility during the first quarter of 2005 ranged from 5% to 6%.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 -DEBT (CONT.)

Long-term debt

On March 25, 2004, a newly created subsidiary of Ispat Inland, L.P. (the "Borrower") issued $800 million principal amount of senior secured notes: $150 million of floating rate notes bearing interest at LIBOR plus 6.75% due April 1, 2010 and $650 million of fixed rate notes bearing interest at 9.75% (issued at 99.212% to yield 9.875%) due April 1, 2014 (the "Senior Secured Notes"). Also on March 25, 2004, the Company issued $800 million principal amount of First Mortgage Bonds (Series Y, in a principal amount of $150 million, and Series Z, in a principal amount of $650 million) to Ispat Inland Finance, LLC, an indirect subsidiary of the Borrower which, in turn, pledged them to the trustee for the Senior Secured Notes as security. The $775.5 million net proceeds from the offering were used to retire the entire $661.5 million outstanding under the Credit Agreement dated July 16, 1998 with a syndicate of financial institutions for which Credit Suisse First Boston was the agent, and repay the entire balance then outstanding of $105 million under the inventory revolving credit facility, with the remainder of the proceeds used to reduce the amount outstanding under the receivables revolving credit facility.

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Mittal and certain other affiliates of the Borrower. At March 31, 2005 and December 31, 2004, the Company had an outstanding balance of $569.5 million and $569.4 million, respectively, for the Senior Secured Notes in its Condensed Consolidated Balance Sheets.

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

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Mittal and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. Such indenture also contains limited covenants that are applicable to Mittal. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on March 31, 2005.

At March 31, 2005, restrictions in the indenture for the Senior Secured Notes and the Inventory-Backed Revolver on paying dividends or making other distributions to shareholders and the repurchase or redemption of stock limited such payments to $291 million.

Series R First Mortgage Bonds have one last remaining sinking fund payment of $3.6 million due in January of 2006. Pollution Control Series 1977 Bonds require annual payments of $1.5 million to a sinking fund which is used to repurchase bonds at market or par.

In December 2004, Mittal purchased $256 million of the Company's capital stock. Later that month, with the proceeds from the sale of stock, the Company redeemed $227.5 million principal amount of its Series Z Bonds from an affiliate, which in turn used the proceeds to redeem $227.5 million principal amount of its 9.75% Senior Secured Notes due 2014, at a redemption price equal to 109.75% of the outstanding principal amount redeemed, plus accrued

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 -DEBT (CONT.)

and unpaid interest. The Company recognized a $22.2 million loss on this early redemption. After giving effect to this redemption, $422.5 million principal amount of the Company's Series Z Bonds and of the affiliate's 9.75% Senior Secured Notes remain outstanding.

Maturities of debt obligations (excluding amounts outstanding under the revolving credit facilities at March 31, 2005) are: $0 million in 2005, $5.1 million in 2006, $59.8 million in 2007, $0 million in 2008, $0 million in 2009 and $707.7 million thereafter.

Interest cost incurred by the Company totaled $20.3 million and $20.5 million for the quarter ended March 31, 2005 and 2004, respectively. Included in these totals is capitalized interest of $0.2 million and $0 million for the three months ended March 31, 2005 and 2004, respectively.

NOTE 4 - EQUITY

Common Stock

On March 31, 2005 and December 31, 2004, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 180 shares were issued, outstanding and owned by a wholly owned subsidiary of Mittal.

Cumulative Preferred Stock

On March 31, 2005 and December 31, 2004, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Mittal. The Preferred Stock has liquidation preference over the Common Stock. At March 31, 2005, dividends in arrears on the Preferred Stock were $2.2 million.

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

The net periodic benefit cost was as follows:


                                                                QUARTER ENDED                   QUARTER ENDED
                                                                MARCH 31, 2005                  MARCH 31, 2004
                                                                            (DOLLARS IN MILLIONS)
                                                           ---------------------------------------------------------
Net Periodic cost
-----------------
Service cost                                                       $            9.1                 $           9.6
Interest cost                                                                  38.8                            38.4
Expected return on plan assets                                                (44.8)                          (46.2)
Amortization                                                                   15.8                            11.5
                                                           -------------------------       -------------------------
Net periodic benefit cost                                          $           18.9                $           13.3
                                                           =========================       =========================

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

The net periodic benefit cost was as follows:


                                                                QUARTER ENDED                  QUARTER ENDED
                                                                MARCH 31, 2005                MARCH 31, 2004
                                                                            (DOLLARS IN MILLIONS)
                                                           --------------------------------------------------------
Net periodic benefit cost
-------------------------
Service cost                                                            $       1.9           $            2.1
Interest cost                                                                  12.9                       12.6
Amortization                                                                   (7.2)                      (7.2)
                                                           -------------------------     --------------------------
Net periodic benefit cost                                               $       7.6           $            7.5
                                                           =========================     ==========================


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $2.5 million by Mittal for the three months ended March 31, 2005 and 2004, for management, financial and legal services provided to the Company. The company charged Mittal $0.8 million and $0.6 million for operating and technical services for the three months ended March 31, 2005 and 2004, respectively.

The Company purchased $32.1 million and $16.7 million of inventory from subsidiaries of Mittal during the three months ended March 31, 2005 and 2004, respectively. The Company sold $2.7 million and $1.6 million of inventory to subsidiaries of Mittal for the three months ended March 31, 2005 and 2004, respectively.

I/N Tek is a joint venture which owns and operates a cold-rolling facility and is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $38.7 million and $36.8 million for such tolling services for the three months ended March 31, 2005 and 2004, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $100.0 million and $84.9 million for the three months ended March 31, 2005 and 2004, respectively.

The Company's long-term debt due to a related company of $569.5 million and $809.6 million as of March 31, 2005 and December 31, 2004, respectively, comprises $569.5 million and $569.4 million, respectively, payable to Ispat Inland Finance, LLC and $0 million and $240.2 million, respectively, of advances from Mittal and other subsidiaries of Mittal. Under certain debt agreements, these advances could not be repaid until the Company's leverage fell to specified levels and sufficient cumulative earnings had been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $14.4 million and $9.7 million for the three months ended March 31, 2005 and 2004, respectively. The accrued interest on the long-term debt payable to Ispat Inland Finance, LLC was $25.2 million and $14.5 million at March 31, 2005 and December 31, 2004, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. The advances from Mittal and its other subsidiaries were to mature on June 30, 2014. Interest on each advance is charged at a fixed rate. Rates in effect at March 31, 2005 range from 2.9% to 5.6%. Interest expense related to the advances from Mittal and its other

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

subsidiaries was $0.2 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively. The accrued interest on the advances from Mittal and other subsidiaries of Mittal was $0 million and $5.8 million at March 31, 2005 and December 31, 2004, respectively. The interest on the advances is payable on their anniversary dates; if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

On January 6, 2005, the Company repaid the advances from Mittal and its other subsidiaries. The total amount of the repayment was $246.2 million which included principal payments of $240.2 million and interest payments of $6.0 million (includes $0.2 million of interest expense for January 2005).

The Company's note receivable from a related company of $17.0 million and $15.8 million at March 31, 2005 and December 31, 2004, respectively is due from Ispat Inland, L.P. Interest income on this receivable was $0.4 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Mittal, costs incurred in relation to settlement of an interest rate collar and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $36.2 million and $25.9 million at March 31, 2005 and December 31, 2004, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $4.7 million and $6.5 million at March 31, 2005 and December 31, 2004, respectively, consists of trade and other related party receivables.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 2005 and December 31, 2004, the Company guarantees $33.3 million and $40.7 million, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to its 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of March 31, 2005.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 million letter of credit which expired on July 9, 2003, and has made certain specified contributions to its Pension Plan. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 million letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to make contributions to its Pension Plan of $160 million over the next two years and 50% of excess cash flows ($147.3 million for 2004 is to be paid in 2005) as defined in its agreement with the PBGC. Under the agreement, the Company contributed $50 million in July 2003 and $82.5 million in 2004 and is required to contribute an additional $27.5 million in 2005, of which $13.7 was contributed in the first quarter of 2005. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the Pension Plan and certain tests have been met.

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

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. The actual purchases of coke under this agreement were 0.3 million and 0.3 million tons at a cost of $56.8 million and $42.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which would have been credited against required cash payments during the second half of the energy tolling arrangement. During the fourth quarter of 2004, an agreement was reached to allow the third party to pay the Company a deposit repayment equal to $53.7 million. Upon receipt of these funds, the deferred asset was eliminated and a corresponding gain of $1.2 million was recognized by the Company. As of March 31, 2005 and December 31, 2004, the estimated minimum tolling charges remaining over the life of this agreement were approximately $246 million and $254 million, respectively.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.3 million and $28.2 million as of March 31, 2005 and December 31, 2004, respectively. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site ("the "Corrective Action") which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. Assessments under the 1993 EPA Consent Decree have been ongoing since the decree was entered and no significant new environmental exposures have been identified. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of, or the time required to satisfy, its obligations under the corrective action, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's financial position, results of operations and cash flows. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of approximately $3 million in 2005 and $7 million in 2006. During the 2007 to 2009 period, it is anticipated that the Company will make annual capital expenditures of $2 million to $6 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $40 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, or as referenced below, to materially affect the Company's financial position, results of operations and cash flows. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be material to the financial position, results of operations and cash flows of the Company. At March 31, 2005 and December 31, 2004, the Company's reserves for environmental liabilities totaled $37.0 million and $36.9 million, respectively, $22.3 million and $22.1 million of which is related to the sediment remediation under the 1993 EPA Consent Decree.

In October 1996, the Company was identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility and was notified of the NRDA trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A consent decree has been negotiated, which was issued as a final order of the court in January 2005, and became effective April 1, 2005. Under the decree, the Company is to pay approximately $8.7 million in total. In the first year the Company is to pay approximately $1.6 million, and also pay $1.6 million in each of the subsequent four years, plus interest. Additionally, the Company has incurred approximately $0.4 million in costs related to this matter, payable within 30 days of the effective date of the consent decree. Under the terms of the consent decree, the Company has, through the issuance of a Letter of Credit, provided Financial Assurance to the NRDA trustees of its ability to provide the $7.9 million Restoration Costs portion of the $8.7 million. The Company has established a reserve of $8.7 million for liabilities in connection with these matters. The Company is engaged in ongoing negotiations with the EPA regarding a similar dollar reduction in the separate environmental reserve established for EPA Consent Decree. It is the Company's position that the Sediment Remediation and the NRDA decree address remediation of the same waterways. Management believes that the required future payments related to these matters are substantially fixed, and, accordingly, does not believe that reasonably possible losses, if any, in excess of the amounts accrued will have a material effect on the Company's financial position, results of operations and cash flows.

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

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $22.9 million and $22.0 million at March 31, 2005 and December 31, 2004, respectively.

In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc. to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the lease closing date, August 31, 1993. In 2003, NIPSCO sold its portion of PCI Associates to Primary Energy Steel LLC. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties under the PCI Lease or the insolvency of any of the Primary Energy Steel LLC parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the lease, which are the responsibility of NiSource, Inc. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of March 31, 2005, the Company's cumulative cost reduction due to such tax credits totaled $191.7 million. The current carrying amount of this indemnification is $0 million.

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend beyond two years. At March 31, 2005 and December 31, 2004, the Company had entered into contracts for these commodities for notional amounts of $75.2 million and $108.8 million, respectively which had fair values of $18.9 million (asset) and $0.7 million (liability), respectively. For the three months ended March 31, 2005 and 2004, the Company recorded gains of $19.6 million and $2.6 million, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133).

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

Changes in the liability for asset retirement obligations during the first quarter of 2005 and 2004 consisted of the following (Dollars in Millions):


                                            2005             2004
                                            ----             ----

             Balance as of January 1        $7.5             $7.0
             Accretion expense               0.1              0.1
             Liabilities settled             -                -
                                            ----             ----
             Balance as of March 31         $7.6             $7.1
                                            ====             ====

NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three months ended March 31, 2005 and 2004 were $3.7 million and $3.1 million, respectively.

NOTE 11 - PROPERTY TAX LIABILITY

For the quarter ended March 31, 2004, the Company recorded a favorable adjustment to cost of goods sold of $35.0 million due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

NOTE 12 - WORKFORCE REDUCTION

For the quarter ended March 31, 2004, the Company recorded charges of $4.0 million for severance and termination benefit costs related to involuntary workforce reductions of approximately 130 salaried non-represented employees. The Company's remaining accrual for the workforce reductions totaled $0.1 million and $0.1 million as of March 31, 2005 and December 31, 2004, respectively, and is included in "Accrued expenses and other liabilities" in the Condensed Consolidated Balance Sheets. Cash payments during the first quarter of 2004 were $3.2 million.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 13 - SALES OF POLLUTION ALLOWANCES

During the first quarter 2004, the Company sold 2,168 tons of Nitrous Oxide ("NOx") allowances for $6.7 million which was recorded in "Other Expense (Income), net." NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of First Quarter 2005 to First Quarter 2004

Steel shipments in the first quarter of 2005 of 1,340,224 tons decreased by 92,484 tons, or 6.5%, from the first quarter 2004 shipments of 1,432,708 tons due to weaker market demand. Decreases occurred primarily in cold rolled, coated, and bar products, and was partially offset by an increase in hot rolled product sales.

Sales revenue increased by 35.9% to $904.3 million in the first quarter of 2005 from $665.6 million in the first quarter of 2004. The average selling price per ton increased by 45.2% to $675 per ton in the first quarter of 2005 from $465 per ton in the comparable 2004 period. The increase in the average selling price per ton is the result of higher contract prices and the implementation of a pricing mechanism designed to offset escalation in the prices and associated freight for certain input commodities such as coke, scrap and iron ore. The higher percentage of hot rolled product in the mix had a modest adverse impact on the net realized prices in the first quarter of 2005 compared to the first quarter of 2004.

In the first quarter of 2005, the cost of goods sold increased to $639.1 million from $551.7 million in the first quarter of 2004. Included in the first quarter 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003. Indiana's Legislature passed a law in 2001 which changed real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County where our 1,900 acre Indiana Harbor Facility is located. The 2002 reassessment of real property was not completed until the end of February, 2004. The first quarter of 2004 also included a charge of approximately $4.0 million for severance costs resulting from an 8% salaried workforce reduction. Compared to the first quarter of 2004, input costs dramatically increased for scrap, coke, coal, alloys, fluxes, power and natural gas. Labor costs were higher in the first quarter of 2005 as compared to the first quarter of 2004 due to increased employee profit sharing and pension expense. The lower sales and operating volume in the first quarter of 2005 also resulted in a cost increase on a per ton basis due to the absorption of fixed costs.

Selling and general administrative expenses of $9.4 million in the first quarter of 2005 increased $.2 million from $9.2 million in the first quarter of 2004.

Depreciation expense increased by $.2 million to $25.3 million in the first quarter of 2005 from $25.1 million in the first quarter of 2004.

Operating income in the first quarter of 2005 increased by $150.9 million to $230.5 million from $79.6 million in 2004. Increases in selling prices were partially offset by the property tax reassessment credit which was a benefit in 2004, a substantial increase in input costs, increased pension expense and higher employee profit sharing.

Other (income) expense, net of $1.1million of income in the first quarter of 2005 decreased by $6.3 million from an income of $7.4 million in the first quarter of 2004 due to the sale of pollution credits in the first quarter of 2004. The Company sold 2,168 tons of Nitrous Oxide allowances for $6.7 million, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $20.1 million in the current quarter decreased 2.4% from $20.6 million in the year ago quarter.

The effective tax rate increased to 39.6% in the current quarter from 36.3% in the year ago quarter.

The cash balance at March 31, 2005 was $33.0 million, and $258.2 million was available under the two credit facilities, for a total liquidity of approximately $291 million. During the first quarter, the Company utilized net cash of $146.5 million for financing activities. On January 6, 2005, the Company repaid the advances from Mittal Steel Company N.V. and its other subsidiaries. The total amount of the repayment was $246.2 million, which included principal payments of $240.2 million and interest payments of $6.0 million. As of the end of the quarter, the Company had $100 million outstanding under its existing credit facilities.

Cash generated by operations is our primary source of cash and, as such, future operations will have a significant impact on our cash balances and liquidity. The principal factors affecting our cash generated by operations are average net realized prices, levels of steel shipments, and our operating costs.

For the quarter ended March 31, 2005, net cash inflows from operations totaled $99.4 million, which is net of pension contributions of $13.7 million. Cash outflows from operations in the first quarter of 2004 were $43.7 million, which included $31.5 million of pension contributions.

Changes in working capital, components of receivables, inventories and accounts payable, utilized cash of $134.3 million in the first quarter of 2005, including $78.7 million for increased receivables, $31.0 million for decreased accounts payable and $24.6 million for increased inventories. In the first quarter of 2004, changes in working capital utilized $78.3 million of cash, including $63.3 million for increased receivables and $27.3 million for increased inventories.

Cash outflows for investing activities, which consist primarily of capital expenditures, offset by distributions from joint ventures, were $.6 million in the first quarter of 2005. In the first quarter of 2004, cash inflows for investing activities were $6.0 million. Capital expenditures were $10.3 million and $1.8 million for the first quarter of 2005 and 2004, respectively. Net distributions from joint ventures were $9.7 million and $7.7 million for the first quarter of 2005 and 2004, respectively.

OUTLOOK

The Company anticipates lower shipments and net realizing prices in the second quarter of 2005 due to continued market softness. As a result, profit in the second quarter is estimated to be lower than the first quarter of 2005




ITEM 4.  CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Part 1, Item 1, Note 7 Commitments and Contingencies, for a description of legal proceedings.

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

Date: May 13, 2005
      ------------

                                INDEX TO EXHIBITS


   EXHIBIT                                                                                                 SEQUENTIAL
   NUMBER                                             DESCRIPTION                                            PAGE NO.
 --------------------------------------------------------------------------------------------------------------------

 31.1        Certificate of Louis L. Schorsch, President & Chief Executive Officer of Ispat Inland Inc.           3
             Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2        Certificate of Michael G. Rippey, Executive Vice President - Commercial and Chief                    4
             Financial Officer of Ispat Inland Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act
             of 2002.

 32.1        Certification of Louis L. Schorsch, President & Chief Executive Officer of Ispat Inland              5
             Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

 32.2        Certification of Michael G. Rippey, Executive Vice President - Commercial and Chief                  6
             Financial Officer of Ispat Inland Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.