Form 10-Q
period 2005-06-30
ISPAT INLAND INC
filed 2005-08-15
CIK 50548

                                                           SECOND QUARTER - 2005





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 180 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of July 29, 2005.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2005 and 2004                             2

           Condensed Consolidated Statements of Comprehensive Income
           for the Three and Six Months Ended June 30, 2005 and 2004                     2

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2005 and 2004                                                  3

           Condensed Consolidated Balance Sheets as of June 30, 2005
           and December 31, 2004                                                         4

           Notes to Condensed Consolidated Financial Statements                          5 - 16

           ITEM 2.  Management's Narrative Analysis of Results of Operations             17 - 19

     ITEM 4.  Controls and Procedures                                                    19


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                          20
     ITEM 5.  Other                                                                      20
     ITEM 6.  Exhibits and Reports on Form 8-K                                           20

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30                        JUNE 30
                                         -----------------------       ---------------------------
                                           2005           2004            2005             2004
                                         --------       --------       ----------       ----------
Net sales                                $  626.2       $  771.9       $  1,530.5       $  1,437.5
                                         --------       --------       ----------       ----------

OPERATING COSTS AND EXPENSES
  Cost of goods sold                        552.2          624.5          1,191.3          1,176.2
  Selling, general and
          administrative expenses             9.3           10.4             18.7             19.6
  Depreciation                               25.7           25.2             51.0             50.3
                                         --------       --------       ----------       ----------
      Total                                 587.2          660.1          1,261.0          1,246.1
                                         --------       --------       ----------       ----------

OPERATING PROFIT                             39.0          111.8            269.5            191.4
Other income, net                            (1.2)          (3.1)            (2.3)           (10.5)
Interest expense on debt                     20.9           28.9             41.0             49.5
                                         --------       --------       ----------       ----------

INCOME BEFORE INCOME TAXES                   19.3           86.0            230.8            152.4
PROVISION FOR INCOME TAXES                    3.1           31.2             86.8             55.3
                                         --------       --------       ----------       ----------
NET INCOME                               $   16.2       $   54.8       $    144.0       $     97.1
                                         ========       ========       ==========       ==========




      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30                   JUNE 30
                                                 2005        2004          2005         2004
                                               -------      -------      --------      -------
Net income                                     $  16.2      $  54.8      $  144.0      $  97.1
Other comprehensive income, net of tax:            -            -             -            -
                                               -------      -------      --------      -------
COMPREHENSIVE INCOME                           $  16.2      $  54.8      $  144.0      $  97.1
                                               =======      =======      ========      =======




       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                                                       SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                      2005           2004
                                                                                    --------       --------
OPERATING ACTIVITIES
  Net income                                                                        $  144.0       $   97.1
                                                                                    --------       --------
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation                                                                        51.0           50.3
    Amortization of debt premium                                                         -             (0.1)
    Undistributed earnings from joint ventures                                         (21.4)         (23.5)
    Deferred income taxes                                                               85.4           55.2
    Change in:
      Receivables                                                                       58.1         (113.9)
      Inventories                                                                      (51.0)         (67.1)
      Other assets                                                                      (2.1)          (2.4)
      Accounts payable                                                                 (68.7)           4.9
      Payables to/receivables from related companies, net                              (22.9)          25.3
      Other accrued liabilities                                                        (25.3)          (0.1)
      Deferred employee benefit cost                                                  (157.6)         (59.1)
    Other items                                                                         (2.1)          (1.6)
                                                                                    --------       --------
    Net adjustments                                                                   (156.6)        (132.1)
                                                                                    --------       --------
          Net cash from operating activities                                           (12.6)         (35.0)

INVESTING ACTIVITIES
  Capital expenditures                                                                 (33.0)         (10.5)
  Restricted cash                                                                      (13.1)           -
  Investments in, advances to and distributions from joint ventures, net                13.7           16.1
                                                                                    --------       --------
          Net cash from investing activities                                           (32.4)           5.6

FINANCING ACTIVITIES
  Payments on long-term debt to related company                                       (240.1)        (662.1)
  Payments on long-term debt to unaffiliated company                                    (0.9)           -
  Proceeds from issuance of long-term debt                                               -            794.9
  Proceeds/(payments) from note receivable from related company, net                     1.4          (20.0)
  Bank overdrafts                                                                       (5.7)          (3.7)
  Proceeds/(repayments) of revolver borrowings, net                                    213.0          (65.0)
                                                                                    --------       --------
          Net cash from financing activities                                           (32.3)          44.1
                                                                                    --------       --------

Net change in cash and cash equivalents                                                (77.3)          14.7
Cash and cash equivalents - beginning of period                                         80.7           13.4
                                                                                    --------       --------
Cash and cash equivalents - end of period                                           $    3.4       $   28.1
                                                                                    ========       ========

Non-cash activity:
  Conversion of accrued interest on Ispat advances to debt                               -              4.8
  Conversion of accrued interest on Note Receivable from related company                 1.4            -





       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                               JUNE 30, 2005   DECEMBER 31, 2004
                                                               -------------   -----------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                     $      3.4       $     80.7
    Restricted cash                                                     13.1              -
    Receivables, less provision for allowances, claims and             219.2            277.3
          doubtful accounts of $10.6 and $14.0
    Receivables from related companies                                  27.5              6.5
    Inventories                                                        653.0            602.0
    Deferred income taxes                                               28.4             28.4
                                                                  ----------       ----------
          Total current assets                                         944.6            994.9
  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                        239.0            231.3
  PROPERTY, PLANT AND EQUIPMENT, NET                                 1,671.4          1,689.4
  NOTE RECEIVABLE FROM RELATED COMPANIES                                15.8             15.8
  DEFERRED INCOME TAXES                                                207.3            292.7
  PENSION INTANGIBLE ASSET                                              57.8             57.8
  OTHER ASSETS                                                          14.4             12.3
                                                                  ----------       ----------
          Total Assets                                            $  3,150.3       $  3,294.2
                                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                              $    166.6       $    235.3
    Note payable and revolving credit facilities                       213.0              -
    Bank overdrafts                                                      2.7              8.4
    Payables to related companies                                       25.4             25.9
    Pension contribution                                                78.4            174.8
    Accrued expenses and other liabilities                             135.4            160.7
    Current portion of long-term debt                                    5.1              0.8
                                                                  ----------       ----------
          Total current liabilities                                    626.6            605.9
  LONG-TERM DEBT
    Related companies (Note 6)                                         569.6            809.6
    Other                                                              198.0            203.2
  DEFERRED EMPLOYEE BENEFITS                                         1,447.2          1,508.4
  OTHER LONG-TERM OBLIGATIONS                                           55.6             57.8
                                                                  ----------       ----------
          Total liabilities                                          2,897.0          3,184.9
  COMMITMENTS AND CONTINGENCIES (NOTE 7)
  STOCKHOLDERS' EQUITY
    Preferred stock                                                     90.0             90.0
    Common stock                                                       576.2            576.2
    Retained earnings/(Accumulated deficit)                            139.1             (4.9)
    Accumulated other comprehensive loss                              (552.0)          (552.0)
                                                                  ----------       ----------
          Total stockholders' equity                                   253.3            109.3
                                                                  ----------       ----------
          Total Liabilities and Stockholders' Equity              $  3,150.3       $  3,294.2
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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2004 or during the six months ended June 30, 2005 and accordingly, no compensation expense has been recognized in 2004 and the six months ended June 30, 2005.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                     THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                        (DOLLARS IN MILLIONS)       (DOLLARS IN MILLIONS)
                                                         2005         2004           2005         2004
----------------------------------------------------------------------------------------------------------
Net Income - as reported                               $  16.2      $  54.8        $  144.0      $  97.1

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                  -            -               -            -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net of
 related tax effects                                         -            -               -            -
                                                       -------      -------        --------      -------
Net Income - pro forma                                 $  16.2      $  54.8        $  144.0      $  97.1
----------------------------------------------------------------------------------------------------------

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis. On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. Final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. The Company is currently evaluating the final regulations but does not believe they will have a material impact on the Company's financial condition, results of operations and cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(SFAS No. 123(R)), "Share-Based Payment," SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock Issued to Employees," and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees." SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the condensed consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined its impact on the Company's financial condition, results of operations and cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is currently evaluating the provisions of FIN 47 and has not yet determined its impact on the Company's financial condition, results of operations and cash flows.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                    JUNE 30, 2005    DECEMBER 31, 2004
                                    -------------    -----------------
                                           (DOLLARS IN MILLIONS)
In process and finished steel          $  341.6           $  412.9
Raw materials and supplies:
  Iron ore                                108.0               69.5
  Scrap and other raw materials           173.9               94.6
  Supplies                                 29.5               25.0
                                       --------           --------
                                          311.4              189.1
                                       --------           --------
          Total                        $  653.0           $  602.0
                                       ========           ========


NOTE 3 - DEBT

Short-term debt

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $200 million (increased from $185 million in July 2004) committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Beginning early in 2002, under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At June 30, 2005, based on the amount of eligible collateral, there was $0 million of additional availability under the line. The eligible collateral is comprised of receivables and $13.1 million of restricted cash which was retained by the trustee under

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 3 - DEBT (CONT.)

the terms of the secured revolving credit agreement. Drawings under the line included $130 million of loans and $25.5 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverage, and financial security for an environmental consent decree. Average interest rates on this facility during the second quarter of 2005 ranged from 3% to 6%.

The Company also has a four-year approximately $175 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC (the "Inventory-Backed Revolver"), extending to April of 2007. Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At June 30, 2005, drawings under the line were $83 million and, based on the amount of eligible collateral, there was $90 million of availability under the line. Average interest rates on this facility during the second quarter of 2005 ranged from 5% to 8%.

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

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Mittal and certain other affiliates of the Borrower. At June 30, 2005 and December 31, 2004, the Company had an outstanding balance of $569.6 million and $569.4 million, respectively, for the Senior Secured Notes in its condensed consolidated balance sheets.

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

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Mittal and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. Such indenture also contains limited covenants that are applicable to Mittal. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on June 30, 2005.

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 3 - DEBT (CONT.)

At June 30, 2005, restrictions in the indenture for the Senior Secured Notes and the Inventory-Backed Revolver on paying dividends or making other distributions to shareholders and the repurchase or redemption of stock limited any such payments.

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

Maturities of debt obligations (excluding amounts outstanding under the revolving credit facilities at June 30, 2005) are: $5.1 million in 2006, $59.8 million in 2007, and $707.8 million thereafter.

Interest cost incurred by the Company totaled $21.3 million and $41.6 million for the three and six months ended June 30, 2005 and $28.9 and $49.5 for the three and six months ended June 30, 2004, respectively. Included in these totals is capitalized interest of $0.4 million and $0.6 million for the three and six months ended June 30, 2005. There was no capitalized interest for the three and six months ended June 30, 2004, respectively.

NOTE 4 - EQUITY

Common Stock

On June 30, 2005 and December 31, 2004, the Company had 1,000 shares authorized of common stock, $.01 par value ("Common Stock"), of which 180 shares were issued, outstanding and owned by a wholly owned subsidiary of Mittal.

Cumulative Preferred Stock

On June 30, 2005 and December 31, 2004, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Mittal. The Preferred Stock has liquidation preference over the Common Stock. At June 30, 2005 dividends in arrears on the Preferred Stock were $3.9 million.

NOTE 5 - RETIREMENT BENEFITS

PENSIONS

The Ispat Inland Inc. Pension Plan and Pension Trust is a non-contributory defined benefit pension plan covering substantially all of its employees with the exception of non-represented salaried employees hired after December 31, 2002, which are not covered by this plan. Benefits for most non-represented employees are determined under a "Cash Balance" formula as an account balance which grows as a result of interest credits and of allocations based on a percent of pay. Benefits for other non-represented salaried employees are determined as a monthly benefit at retirement depending on final pay and service. Benefits for wage and salaried employees represented by the United Steelworkers of America are determined as a monthly benefit at retirement based on a fixed rate and service. Based on estimates provided by the actuary, the Company's required pension contribution will be $78.4 million over the next year.

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 5 - RETIREMENT BENEFITS (CONT.)

The net periodic benefit cost was as follows:

                                    SIX MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30, 2005          JUNE 30, 2004
                                            (DOLLARS IN MILLIONS)
                                    ----------------       ----------------
Net periodic benefit cost
Service cost                          $  18.2                   $  19.2
Interest cost                            77.6                      76.8
Expected return on plan assets          (89.6)                    (92.4)
Amortization                             31.6                      22.9
                                      -------                   -------
Net periodic benefit cost             $  37.8                   $  26.5
                                      =======                   =======



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

The net periodic benefit cost was as follows:


                                 SIX MONTHS ENDED          SIX MONTHS ENDED
                                   JUNE 30, 2005             JUNE 30, 2004
                                           (DOLLARS IN MILLIONS)
                                 ----------------          ----------------
Net periodic benefit cost
Service cost                         $   3.8                    $   4.2
Interest cost                           25.8                       25.2
Amortization                           (14.4)                     (14.6)
                                     -------                    -------
Net periodic benefit cost            $  15.2                    $  14.8
                                     =======                    =======



NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $2.7 million and $5.2 million by Mittal for the three and six months ended June 30, 2005 and $2.8 million and $5.3 million for the three and six months ended June 30, 2004, respectively for management, financial and legal services provided to the Company. The Company charged Mittal $1.0 million and $1.8 million for the three and six months ended June 30, 2005 for operating and technical services and $0.9 million and $1.5 million for the three and six months ended June 30, 2004, respectively.

The Company purchased $53.1 million and $85.2 million of inventory from subsidiaries of Mittal during the three and six months ended June 30, 2005 and $33.9 million and $50.6 million during the three and six months ended June 30, 2004, respectively. The Company sold $13.0 million and $15.7 million of inventory to subsidiaries of Mittal for the three and six months ended June 30, 2005 and $6.3million and $7.9 million for the three and six months ended June 30, 2004, respectively.

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

I/N Tek is a joint venture which owns and operates a cold-rolling facility which is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $32.5 million and $71.2 million for such tolling services for the three and six months ended June 30, 2005 and $35.9 million and $72.7 million for the three and six months ended June 30, 2004, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $96.5 million and $196.5 million for the three and six months ended June 30, 2005 and $74.7 million and $159.6 million for the three and six months ended June 30, 2004, respectively.

The Company's long-term debt due to related companies of $569.6 million and $809.6 million as of June 30, 2005 and December 31, 2004, respectively, comprises $569.6 million and $569.4 million, respectively, payable to Ispat Inland Finance, LLC and $0 million and $240.2 million, respectively, of advances from Mittal and other subsidiaries of Mittal. Under certain debt agreements, these advances could not be repaid until the Company's leverage fell to specified levels and sufficient cumulative earnings had been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $14.7 million and $29.1 million for the three and six months ended June 30, 2005 and $19.8 million and $29.5 million for the three and six months ended June 30, 2004, respectively. The accrued interest on the long-term debt payable to Ispat Inland Finance, LLC was $14.8 million and $14.5 million at June 30, 2005 and December 31, 2004, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. Interest expense related to the advances from Mittal and its other subsidiaries was $0 million and $0.2 million for the three and six months ended June 30, 2005 and $2.7 million and $5.5 million for the three and six months ended June 30, 2004, respectively. The accrued interest on the advances from Mittal and other subsidiaries of Mittal was $0 million and $5.8 million at June 30, 2005 and December 31, 2004, respectively.

On January 6, 2005, the Company repaid the advances from Mittal and its other subsidiaries. The total amount of the repayment was $246.2 million which included principal payments of $240.2 million and interest payments of $6.0 million (includes $0.2 million of interest expense for January 2005).

The Company's note receivable from a related company of $15.8 million at June 30, 2005 and December 31, 2004, is due from Ispat Inland, L.P. Interest income on this receivable was $0.3 million and $0.7 million for the three and six months ended June 30, 2005 and $0.6 million and $0.7 million for the three and six months ended June 30, 2004, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Mittal, costs incurred in relation to settlement of the interest collar and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $25.4 million and $25.9 million at June 30, 2005 and December 31, 2004, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $27.5 million and $6.5 million at June 30, 2005 and December 31, 2004, respectively, consists of trade and other related party receivables.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At June 30, 2005 and December 31, 2004, the Company guarantees $33.3 million and $40.7 million, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's condensed consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to its 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of June 30, 2005.

On July 16, 1998, the Company entered into an agreement (the "Agreement") with the Pension Benefit Guaranty Corporation (the "PBGC") to provide certain financial assurances with respect to the Company's Pension Plan. In accordance with the Agreement, the Company provided the PBGC a $160 million letter of credit which expired on July 9, 2003, and has made certain specified contributions to its Pension Plan . In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 million letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to make contributions to its Pension Plan of $160 million over a two year period and 50% of excess cash flows ($147.3 million for 2004 was paid in 2005) as defined in the agreement with the PBGC. Under the agreement, the Company contributed $50 million in July 2003, and $82.5 million in 2004 and was required to contribute an additional $27.5 million in 2005, which was contributed in the first and second quarters of 2005. Additionally, the Company pledged $160 million of non-interest bearing First Mortgage Bonds to the PBGC as security until the remaining $110 million has been contributed to the Pension Plan and certain tests have been met.

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

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. The actual purchases of coke under this agreement were 0.3 million and 0.6 million tons at a cost of $65.8 million and $122.6 million for the three and six months ended June 30, 2005 and 0.3 million and 0.6 million tons at a cost of $44.1 million and $86.4 million for the three and six months ended June 30, 2004, respectively. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which would have been credited against required cash payments during the second half of the energy tolling arrangement. During the fourth quarter of 2004, an agreement was reached to allow the third party to pay the Company a deposit repayment equal to $53.7 million. Upon receipt of these funds, the deferred asset was eliminated and a corresponding gain of $1.2 million was recognized by the Company. As of June 30, 2005 and December 31, 2004, the estimated minimum tolling charges remaining over the life of this agreement were approximately $240 million and $254 million, respectively.

In 2002, the Company entered into an agreement with Cleveland-Cliffs, Inc. to purchase from subsidiaries of Cleveland-Cliffs, Inc. all of its pellet requirements beyond those produced by the Minorca Mine (a wholly owned subsidiary of the Company) for twelve years. The price of the pellets is fixed for the first two years and starting in 2005, will be adjusted over the term of the agreement based on various market index factors.

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.4 million and $28.2 million as of June 30, 2005 and December 31, 2004, respectively. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site (the "Corrective Action") which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. Assessments under the 1993 EPA Consent Decree have been ongoing since the decree was entered and no significant new environmental exposures have been identified. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of, or the time required to satisfy, its obligations under the corrective action, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's financial position, results of operations and cash flows. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of approximately $3 million in 2005 and $7 million in 2006. During the 2007 to 2009 period, it is anticipated that the Company will make annual capital expenditures of $2 million to $6 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $40 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, or as referenced below, to materially affect the Company's financial position, results of operations and cash flows. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be material to the financial position, results of operations and cash flows of the Company. At June 30, 2005 and December 31, 2004, the Company's reserves for environmental liabilities totaled $35.2 million and $36.9 million, respectively, $22.4 million and $22.1 million of which is related to the sediment remediation under the 1993 EPA Consent Decree.

In October 1996, the Company was identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility and was notified of the NRDA trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A consent decree has been negotiated, which was issued as a final order of the court in January 2005, and became effective April 1, 2005. Under the decree, the Company is to pay approximately $8.7 million in total. In the first year the Company is to pay approximately $1.6 million, and also pay $1.6 million in each of the subsequent four years, plus interest. Additionally, the Company has incurred approximately $0.4 million in costs related to this matter, payable within 30 days of the effective date of the consent decree. Under the terms of the consent decree, the Company has, through the issuance of a Letter of Credit, provided Financial Assurance to the NRDA trustees of its ability to provide the $7.9 million Restoration Costs portion of the $8.7 million. At June 30, 2005 and December 31, 2004, the Company's reserve for the NRDA decree totaled $6.7 million and $8.7 million, respectively. The Company is engaged in ongoing negotiations with the EPA regarding a similar dollar reduction in the separate environmental reserve established for EPA Consent Decree. It is the Company's position that the Sediment Remediation and the NRDA decree address remediation of the same waterways. Management believes that the required future payments

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

related to these matters are substantially fixed, and, accordingly, does not believe that reasonably possible losses, if any, in excess of the amounts accrued will have a material effect on the Company's financial position, results of operations and cash flows.

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

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $16.5 million and $22.0 million at June 30, 2005 and December 31, 2004, respectively.

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

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of June 30, 2005, the Company's cumulative cost reduction due to such tax credits totaled $198.7 million, with no current carrying amount of this indemnification.

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

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend beyond two years. At June 30, 2005 and December 31, 2004, the Company had entered into contracts for these commodities for notional amounts of $56.1 million and $108.8 million, respectively which had fair values of $7.1 million (asset) and $0.7 million (liability), respectively. For the three and six months ended June 30, 2005, the Company recorded a loss of $11.8 million and a gain of $7.8 million, respectively, and for the three and six months ended June 30, 2004, the Company recorded gains of $4.2 million and $6.8 million, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133).

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

                  ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 9 - ASSET RETIREMENT OBLIGATIONS (CONT.)

Changes in the liability for asset retirement obligations during the first six months of 2005 and 2004 consisted of the following (Dollars in Millions):

                                        2005        2004
                                        ----        ----
        Balance as of January 1        $  7.5      $  7.0
        Accretion expense                 0.2         0.2
        Liabilities settled               -           -
                                       ------      ------
        Balance as of June 30          $  7.7      $  7.2
                                       ======      ======



NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three and six months ended June 30, 2005 were $3.7 million and $7.4 million, respectively, and $3.0 million and $6.1 million for the three and six months ended June 30, 2004, respectively.

NOTE 11 - PROPERTY TAX LIABILITY

For the quarter ended March 31, 2004, the Company recorded a favorable adjustment to cost of goods sold of $35.0 million due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

NOTE 12 - WORKFORCE REDUCTION

For the quarter ended June 30, 2005, the Company recorded charges of $6.8 million for severance and termination benefit costs related to workforce reductions of approximately 100 salaried non-represented employees. These charges are included in "Cost of Goods Sold" in the condensed consolidated statement of operations. The Company's accrual for the workforce reductions as of June 30, 2005 is included in "Accrued expenses and other liabilities" in the condensed consolidated balance sheets. Cash payments are anticipated to occur during the third quarter of 2005.

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

NOTE 14 - SUBSEQUENT EVENT

On July 29, 2005, the Company borrowed $150 million from Mittal Steel USA ISG, Inc. under a subordinated note agreement between the two related companies. The note is due July 20, 2010 with interest at 120% of the applicable monthly federal rates published by the Internal Revenue Service.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Second Quarter 2005 to Second Quarter 2004

Steel shipments in the second quarter of 2005 of 991,000 tons decreased by 435,089 tons, or 30.5%, from the second quarter 2004 shipments of 1,426,089 tons due to weak demand across all products.

Sales revenue decreased by 18.9% to $626.2 million in the second quarter of 2005 from $771.9 million in the second quarter of 2004. The average selling price per ton increased by 16.8% to $632 per ton in the second quarter of 2005 from $541 per ton in the comparable 2004 period. The increase in the average selling price was due to higher base prices, while the mix of products sold adversely impacted the second quarter 2005 selling price compared to the second quarter of 2004.

In the second quarter of 2005, the cost of goods sold decreased to $552.2 million from $624.5 million in the second quarter of 2004 primarily due to the decrease in sales volume. Compared to the second quarter of 2004, input costs increased for coke, coal, ore, alloys, natural gas and electricity. The current quarter also included a charge of $6.8 million for severance costs resulting from a salaried workforce reduction following the merger of Mittal Steel Company N.V. and International Steel Group.

Selling and general administrative expenses of $9.3 million in the second quarter of 2005 decreased by $1.1 million from the second quarter of last year, mainly due to a decrease in operational value added taxes and lower corporate expense.

Depreciation expense increased by $.5 million to $25.7 million in the second quarter of 2005 from $25.2 million due to the impact of capital expenditures.

Operating income in the second quarter of 2005 decreased by $72.8 million to $39.0 million from $111.8 million in 2004. The reduction in operating income was due to lower sales volume, higher input prices, and the severance costs partially offset by higher selling prices.

Other income, net of $1.2 million of income in the second quarter of 2005 decreased by $1.9 million from an income of $3.1 million in the second quarter of 2004, due to the sale of pollution credits in the second quarter of 2004. In the second quarter of 2004, the Company sold 632 tons of Nitrous Oxide allowances for $1.9 million. These allowances were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $20.9 million in the current quarter decreased by $8.0 million from $28.9 million in the year ago quarter due a lower level of debt partially offset by increased interest rates.

Comparison of First Six Months of 2005 to First Six Months of 2004

Steel shipments for the first six months of 2005 of 2,331,224 tons decreased by 527,573 tons or 18.5% from the first six months 2004 shipments of 2,858,797 tons. Decreases occurred in all product categories.

Sales revenue increased by 6.5% to $1,530.5 million in the first half of 2005 from $1,437.5 million in the first half of 2004. The average selling price per ton increased by 30.6% to $657 per ton in the first six months of 2005 from $503 per ton in the comparable 2004 period. The increase in the average selling prices was due to higher base prices, and was slightly impacted by a lower percentage of coated and bar products in the mix.

In the first half of 2005, the cost of goods sold increased to $1,191.3 million from $1,176.2 million in the first half of 2004. Included in the first half of 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, resulting from the reassessment of property taxes for the year 2002.

Indiana's Legislature passed a law in 2001 which changed real property assessment from replacement cost less depreciation to market value. Additionally, the law required an independent reassessment of real property for Lake County where our 1,900 acre Indiana Harbor Works facility is located. This reassessment was not completed until the end of February, 2004. Compared to the first half of 2004, input costs dramatically increased for coke, coal, ore, alloys, electricity, and natural gas. Labor costs were higher in the first half of 2005 as compared to the first half of 2004 due to increased pension expense and employee profit sharing. The first half of 2005 also included a charge of $6.8 million for the severance costs due to a salaried workforce reduction while the first six months of 2004 included severance costs of approximately $4.0 million.

Selling and general administrative expenses of $18.7 million for the first six months of 2005 were $.9 million lower than the first six months of 2004 due to decreased operational value added taxes and lower corporate expense.

Depreciation expense increased by $.7 million to $51.0 million in the first half of 2005 from $50.3 million in the first six months of 2004.

Operating income in the first half of 2005 increased by $78.1 million to $269.5 million from $191.4 million in the first half of 2004. Increases in selling prices were partially offset by the impact of lower sales volume, the loss of the benefit of the property tax reassessment in 2004, significant increases in input costs, increased pension expense, employee profit sharing, and the higher severance charge.

Other income, net of $2.3 million of income in the first six months of 2005 decreased by $8.2 million from income of $10.5 million in the first six months of 2004 due to the sale of pollution credits. The Company sold 2,800 tons of Nitrous Oxide allowances for $8.6 million, which were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $41.0 million in the first six months of 2005 decreased by $8.5 million from $49.5 million in the first six months of 2004 due to a lower level of debt partially offset by higher interest rates.

Liquidity

The Company's cash balance at June 30, 2005 was $3.4 million and there was an additional $90 million of availability under its two credit facilities, for total liquidity of approximately $93 million. During the first half, the Company utilized net cash of $32.3 million from financing activities. On January 6, 2005, the Company repaid the advances from Mittal Steel Company N.V. and its other subsidiaries. The total amount of the repayment was $246.2 million, which included principal payments of $240.2 million and interest payments of $6.0 million.

Cash generated by operations is our primary source of cash and, as such, future operations will have a significant impact on our cash balances and liquidity. The principal factors affecting our cash generated by operations are average net realized prices, levels of steel shipments and our operating costs per ton.

For the six months ended June 30, 2005, net cash outflows from operations totaled $12.6 million, which is net of pension contributions of $174.8 million. Cash outflows from operations in the first half, 2004, were $35.0 million, which included $67.3 million of pension contributions.

Changes in working capital, defined as the change in receivables, inventories and accounts payable, utilized cash of $61.6 million in the first half of 2005, including $51.0 million for increased inventories and $68.7 million for decreased accounts payable. In the first half, 2004, changes in working capital utilized $176.1 million of cash, including $113.9 million for increased receivables and $67.1 million for increased inventories.

Cash outflows for investing activities, which consist primarily of capital expenditures, offset by distributions from joint ventures, were $32.4 million in the first half of 2005. In the first half of 2004, cash inflows for investing activities were $5.6 million. Capital expenditures were $33.0 million and $10.5 million for the first half of 2005 and 2004, respectively. Net distributions from joint ventures were $13.7 million and $16.1 million for the first half of 2005 and 2004, respectively. Restricted cash was $13.1 million for the first half of 2005.

Outlook

Due to normal, seasonal furloughs scheduled in the third quarter by many of our customers and lower net realizing prices, we anticipate operating results for the third quarter of 2005 to be lower than results of the second quarter.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Vice President, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations the Chief Executive Officer and Vice President, Finance and Controller concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

       See Part I, Item 1, Note 7 Commitments and Contingencies, for a description of legal proceedings.

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


                                             ISPAT INLAND INC.




                                             By     /s/ John L. Brett
                                                --------------------------------
                                                 John L. Brett
                                                 Vice President, Finance
                                                 and Controller



Date:  August 9, 2005
       --------------

                                INDEX TO EXHIBITS



EXHIBIT                                                               SEQUENTIAL
 NUMBER                        DESCRIPTION                              PAGE NO.
-------              -----------------------------------              ----------


 31.1     Certificate of Louis L. Schorsch, President & Chief              3
          Executive Officer of Ispat Inland Inc. Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.


 31.2     Certificate of John L. Brett, Vice President, Finance and        4
          Controller of Ispat Inland Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


 32.1     Certification of Louis L. Schorsch, President & Chief            5
          Executive Officer of Ispat Inland Inc. Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.


 32.2     Certification of John L. Brett, Vice President, Finance and      6
          Controller of Ispat Inland Inc. Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.