Form 10-Q
period 2005-09-30
ISPAT INLAND INC
filed 2005-11-14
CIK 50548

                                                            THIRD QUARTER - 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   x
                                     -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No   x
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 180 shares of the Company's Common Stock ($.01 par value per share) were outstanding as of November 11, 2005.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2005 and 2004             2

           Condensed Consolidated Statements of Comprehensive (Loss)
           Income for the Three and Nine Months Ended
           September 30, 2005 and 2004                                         2

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2005 and 2004                       3

           Condensed Consolidated Balance Sheets as of
           September 30, 2005 and December 31, 2004                            4

           Notes to Condensed Consolidated Financial Statements           5 - 17

   ITEM 2. Management's Narrative Analysis of Results of Operations      18 - 20

   ITEM 4. Controls and Procedures                                            20

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                  21

   ITEM 5. Other                                                              21

   ITEM 6. Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30          SEPTEMBER 30
                                       ------------------   -------------------
                                          2005     2004       2005       2004
                                         ------   ------    --------   --------
NET SALES                                $562.5   $909.1    $2,093.0   $2,346.6
                                         ------   ------    --------   --------
OPERATING COSTS AND EXPENSES
   Cost of goods sold                     551.2    660.9     1,742.5    1,837.1
   Selling, general and
      administrative expenses               9.4     10.0        28.1       29.6
   Depreciation                            25.7     25.1        76.7       75.4
                                         ------   ------    --------   --------
      Total                               586.3    696.0     1,847.3    1,942.1
                                         ------   ------    --------   --------

OPERATING (LOSS) PROFIT                   (23.8)   213.1       245.7      404.5
Other (income), net                        (2.3)    (1.4)       (4.6)     (11.9)
Interest expense on debt                   21.7     30.7        62.7       80.2
                                         ------   ------    --------   --------
(LOSS) INCOME BEFORE INCOME TAXES         (43.2)   183.8       187.6      336.2
(BENEFIT) PROVISION FOR INCOME TAXES      (24.1)    63.9        62.7      119.2
                                         ------   ------    --------   --------
NET (LOSS) INCOME                        $(19.1)  $119.9    $  124.9   $  217.0
                                         ======   ======    ========   ========

               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                            (LOSS) INCOME (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30         SEPTEMBER 30
                                          ------------------   -----------------
                                             2005     2004       2005     2004
                                            ------   ------     ------   ------
Net (loss) income                           $(19.1)  $119.9     $124.9   $217.0
Other comprehensive income, net of tax:         --       --         --       --
                                            ------   ------     ------   ------
COMPREHENSIVE (LOSS) INCOME                 $(19.1)  $119.9     $124.9   $217.0
                                            ======   ======     ======   ======

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                            -----------------
                                                                              2005     2004
                                                                             ------   ------
OPERATING ACTIVITIES
   Net income                                                                $124.9   $217.0
                                                                             ------   ------
   Adjustments to reconcile net income to net
      cash from operating activities:
   Depreciation                                                                76.7     75.4
   Undistributed earnings from joint ventures                                 (36.0)   (43.5)
   Deferred income taxes                                                       70.2    119.2
   Change in:
      Receivables                                                              47.5   (163.1)
      Inventories                                                               1.4   (146.1)
      Other assets                                                               --     (1.8)
      Accounts payable                                                        (44.1)    28.0
      Payables to/receivables from related companies, net                     (14.9)    46.5
      Other accrued liabilities                                               (37.4)    17.0
      Deferred employee benefit cost                                         (149.2)   (85.0)
      Other items                                                              (2.2)    (3.2)
                                                                             ------   ------
      Net adjustments                                                         (88.0)  (156.6)
                                                                             ------   ------
         Net cash from operating activities                                    36.9     60.4

INVESTING ACTIVITIES
   Capital expenditures                                                       (60.3)   (18.6)
   Investments in, advances to and distributions from joint ventures, net      21.7     29.0
                                                                             ------   ------
         Net cash from investing activities                                   (38.6)    10.4

FINANCING ACTIVITIES
   Payments on long-term debt to related company                             (240.2)  (662.2)
   Payments on long-term debt to unaffiliated company                          (0.8)   (15.0)
   Proceeds from issuance of long-term debt                                      --    794.9
   Proceeds from issuance of long-term debt to affiliated company             179.0       --
   Proceeds (payments) from note receivable from related company, net           1.6    (20.6)
   Bank overdrafts                                                             (4.9)    (2.9)
   Proceeds (repayments) of revolver borrowings, net                             --   (135.0)
                                                                             ------   ------
         Net cash from financing activities                                   (65.3)   (40.8)
                                                                             ------   ------
Net change in cash and cash equivalents                                       (67.0)    30.0
Cash and cash equivalents - beginning of period                                80.7     13.4
                                                                             ------   ------
Cash and cash equivalents - end of period                                    $ 13.7   $ 43.4
                                                                             ======   ======

Non-cash activity:
   Conversion of accrued interest on Ispat advances to debt                      --      7.3
   Conversion of accrued interest on Note Receivable from related company       1.4       --

       See notes to unaudited condensed consolidated financial statements

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                               SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                               ------------------   -----------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                     $   13.7             $   80.7
      Receivables, less provision for allowances, claims and           229.8                277.3
         doubtful accounts of $9.2 and $14.0
      Receivables from related companies                                44.8                  6.5
      Inventories                                                      600.6                602.0
      Deferred income taxes                                             28.4                 28.4
                                                                    --------             --------
         Total current assets                                          917.3                994.9
   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                       245.6                231.3
   PROPERTY, PLANT AND EQUIPMENT, NET                                1,673.0              1,689.4
   NOTE RECEIVABLE FROM RELATED COMPANIES                               15.6                 15.8
   DEFERRED INCOME TAXES                                               222.5                292.7
   PENSION INTANGIBLE ASSET                                             57.8                 57.8
   OTHER ASSETS                                                         12.4                 12.3
                                                                    --------             --------
         Total Assets                                               $3,144.2             $3,294.2
                                                                    ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                              $  191.2             $  235.3
      Note payable and revolving credit facilities                        --                   --
      Bank overdrafts                                                    3.5                  8.4
      Payables to related companies                                     50.7                 25.9
      Pension contribution                                             304.5                174.8
      Accrued expenses and other liabilities                           123.3                160.7
      Current portion of long-term debt                                 29.3                  0.8
                                                                    --------             --------
         Total current liabilities                                     702.5                605.9
   LONG-TERM DEBT
      Related companies (Note 6)                                       748.7                809.6
      Other                                                            173.6                203.2
   DEFERRED EMPLOYEE BENEFITS                                        1,229.5              1,508.4
   OTHER LONG-TERM OBLIGATIONS                                          55.7                 57.8
                                                                    --------             --------
         Total liabilities                                           2,910.0              3,184.9
   COMMITMENTS AND CONTINGENCIES (NOTE 7)
   STOCKHOLDERS' EQUITY
      Preferred stock                                                   90.0                 90.0
      Common stock                                                     576.2                576.2
      Retained earnings/(Accumulated deficit)                          120.0                 (4.9)
      Accumulated other comprehensive loss                            (552.0)              (552.0)
                                                                    --------             --------
         Total stockholders' equity                                    234.2                109.3
                                                                    --------             --------
         Total Liabilities and Stockholders' Equity                 $3,144.2             $3,294.2
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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS 123 is in accordance with the transitional provisions of SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148") issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2004 or during the nine months ended September 30, 2005 and accordingly, no compensation expense has been recognized in 2004 and the nine months ended September 30, 2005.

SFAS 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Opinion 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                                         (DOLLARS IN MILLIONS)            (DOLLARS IN MILLIONS)
                                                    -------------------------------   ------------------------------
                                                             2005     2004                     2005     2004
                                                            ------   ------                   ------   ------
Net (Loss)/Income - as reported                             ($19.1)  $119.9                   $124.9   $217.0

Add: Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net of
   related tax effects
                                                                --     (0.1)                      --     (0.1)
                                                            ------   ------                   ------   ------
Net (Loss)/Income - pro forma                               ($19.1)  $119.8                   $124.9   $216.9

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which was issued by the FASB in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis. On July 1, 2004, the Company adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. Final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. The Company has determined their plans are actuarially equivalent to the Medicare Part D benefit and therefore the final regulations will not have a material impact on the Company's financial condition, results of operations and cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004)(SFAS No. 123(R)), "Share-Based Payment," SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock Issued to Employees," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the condensed consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined its impact on the Company's financial condition, results of operations and cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This became effective for the Company January 1, 2005. The Company is currently evaluating the provisions of FIN 47 and has not yet determined its impact on the Company's financial condition, results of operations and cash flows.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                   SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                   ------------------   -----------------
In process and finished steel            $310.6               $412.9
Raw materials and supplies:
   Iron ore                               125.7                 69.5
   Scrap and other raw materials          134.4                 94.6
   Supplies                                29.9                 25.0
                                         ------               ------
                                          290.0                189.1
                                         ------               ------
      Total                              $600.6               $602.0
                                         ======               ======

NOTE 3 - DEBT

Short-term debt

Ispat Inland Administrative Service Company ("IIASC"), a wholly owned subsidiary of the Company established to provide a supplemental source of funds to the Company, has a $200 million (increased from $185 million in July 2004) committed revolving credit facility with a group of banks, extending to November of 2005. The Company has agreed to sell substantially all of its receivables to IIASC to secure this facility. Provisions of the credit agreement limit or prohibit the Company from merging, consolidating, or selling its assets and require IIASC to meet minimum net worth and leverage ratio tests. Beginning early in 2002, under terms of the secured revolving credit agreement, based on the level of the leverage ratio and net worth calculations of the Company, the trustee retained initial control over cash lockbox receipts. On a daily basis, the trustee will remit the remaining cash to the Company after first using the receipts to make any payments prescribed by the secured revolving credit agreement. This change in practice has no impact on cash available to the Company under the facility. At September 30, 2005, based on the amount of eligible collateral, there was $124.4 million of additional availability under the line. Drawings under the line included $0 million of loans and $16.0 million of letters of credit issued for the purchase of commodities on the international market and as security under various insurance and workers compensation coverage, and financial security for an environmental consent decree. Interest rates on this facility during the third quarter of 2005 ranged from 4.09% to 4.32%.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - DEBT (CONT.)

The Company also has a four-year approximately $176 million committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company's ownership interest in IIASC (the "Inventory-Backed Revolver"), extending to April of 2007. Provisions of this agreement prohibit or limit the Company's ability to incur debt, repay debt, make investments, sell assets, create liens, engage in transactions with or repay loans from affiliates, engage in mergers and consolidations and pay dividends and other restricted payments. At September 30, 2005, drawings under the line were $0 million and, based on the amount of eligible collateral, there was $175.1 million of availability under the line. Interest rates on this facility during the third quarter of 2005 ranged from 5.88% to 7.5%.

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

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Mittal and certain other affiliates of the Borrower. At September 30, 2005 and December 31, 2004, the Company had an outstanding balance of $569.7 million and $569.4 million, respectively, for the Senior Secured Notes in its condensed consolidated balance sheets.

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

The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries' ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets. The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Mittal and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. Such indenture also contains limited covenants that are applicable to Mittal. These limitations are subject to a number of exceptions and qualifications. The Company and Borrower were in compliance with all covenants on September 30, 2005.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 3 - DEBT (CONT.)

At September 30, 2005, restrictions in the indenture for the Senior Secured Notes and the Inventory-Backed Revolver on paying dividends or making other distributions to shareholders and the repurchase or redemption of stock limited such payments to $213.2 million.

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

On September 6, 2005, the Company called for redemption the $27.9 million principal amount of its outstanding First Mortgage 7.9% Bonds, Series R, due January 15, 2007. The Series R Bonds were redeemed on October 5, 2005, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.

Maturities of debt obligations (excluding amounts outstanding under the revolving credit facilities at September 30, 2005) are: $27.9 million in 2005, $1.5 million in 2006, $35.5 million in 2007, and $886.7 million thereafter.

Interest cost incurred by the Company totaled $22.0 million and $63.6 million for the three and nine months ended September 30, 2005 and $30.7 and $80.2 for the three and nine months ended September 30, 2004, respectively. Included in these totals is capitalized interest of $0.3 million and $0.9 million for the three and nine months ended September 30, 2005. There was no capitalized interest for the three and nine months ended September 30, 2004, respectively.

NOTE 4 - EQUITY

Common Stock

On September 30, 2005 and December 31, 2004, the Company had 1,000 shares authorized of common stock, $0.01 par value ("Common Stock"), of which 180 shares were issued, outstanding and owned by a wholly owned subsidiary of Mittal.

Cumulative Preferred Stock

On September 30, 2005 and December 31, 2004, the Company had 100 shares authorized, issued and outstanding of Series A 8% Cumulative Preferred Stock, $0.01 par value ("Preferred Stock"), which is owned by a wholly owned subsidiary of Mittal. The Preferred Stock has liquidation preference over the Common Stock. At September 30, 2005 dividends in arrears on the Preferred Stock were $5.7 million.

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

Steelworkers of America are determined as a monthly benefit at retirement based on a fixed rate and service. Based on estimates provided by the actuary, the Company's required pension contribution will be $304.5 million over the next year.

The net periodic benefit cost was as follows:

                                  NINE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                 ------------------   ------------------
                                          (DOLLARS IN MILLIONS)
Net periodic benefit cost
Service cost                           $  27.3             $  28.9
Interest cost                            116.4               115.2
Expected return on plan assets          (134.4)             (138.6)
Amortization                              47.4                34.3
                                       -------             -------
Net periodic benefit cost              $  56.7             $  39.8
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

The net periodic benefit cost was as follows:

                             NINE MONTHS ENDED    NINE MONTHS ENDED
                            SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                            ------------------   ------------------
                                     (DOLLARS IN MILLIONS)
Net periodic benefit cost
Service cost                      $  5.8               $  6.3
Interest cost                       38.7                 37.8
Amortization                       (21.6)               (21.9)
                                  ------               ------
Net periodic benefit cost         $ 22.9               $ 22.2
                                  ======               ======

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company was charged $2.4 million and $7.6 million by Mittal for the three and nine months ended September 30, 2005 and $2.3 million and $7.6 million for the three and nine months ended September 30, 2004, respectively for management, financial and legal services provided to the Company. The Company charged Mittal $0.9 million and $2.7 million for the three and nine months ended September 30, 2005 and $0.9 million and $2.4 million for operating and technical services for the three and nine months ended September 30, 2004, respectively.

The Company purchased $37.2 million and $122.4 million of inventory from subsidiaries of Mittal during the three and nine months ended September 30, 2005 and $32.1 million and $82.7 million during the three and nine months ended September 30, 2004, respectively. The Company sold $27.0 million and $42.7 million of inventory to subsidiaries of Mittal for the three and nine months ended September 30, 2005 and $2.0 million and $9.9 million for the three and nine months ended September 30, 2004, respectively.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 6 - RELATED PARTY TRANSACTIONS (CONT.)

I/N Tek is a joint venture which owns and operates a cold-rolling facility which is 60% owned by a wholly-owned subsidiary of the Company. Under a tolling arrangement between the Company and I/N Tek, the Company was charged $36.2 million and $107.4 million for such tolling services for the three and nine months ended September 30, 2005 and $37.8 million and $110.5 million for the three and nine months ended September 30, 2004, respectively.

I/N Kote is a joint venture that owns and operates an electrogalvanizing line and hot-dip galvanizing line, which is 50% owned by a wholly-owned subsidiary of the Company. The Company recorded sales of cold rolled steel to I/N Kote of $80.7million and $277.2 million for the three and nine months ended September 30, 2005 and $74.3 million and $233.9 million for the three and nine months ended September 30, 2004, respectively.

The Company's long-term debt due to related companies of $748.7 million and $809.6 million as of September 30, 2005 and December 31, 2004, respectively, comprises $569.7 million and $569.4 million, respectively, payable to Ispat Inland Finance, LLC, $179.0 million and $0 million, respectively, payable to Mittal Steel USA ISG Inc. ("ISG") and $0 million and $240.2 million, respectively, of advances from Mittal and other subsidiaries of Mittal. Under certain debt agreements, these advances could not be repaid until the Company's leverage fell to specified levels and sufficient cumulative earnings had been achieved. Interest expense related to debt from Ispat Inland Finance, LLC was $15.0 million and $44.1 million for the three and nine months ended September 30, 2005 and $20.1 million and $49.6 million for the three and nine months ended September 30, 2004, respectively. The accrued interest on the long-term debt payable to Ispat Inland Finance, LLC was $25.8 million and $14.5 million at September 30, 2005 and December 31, 2004, respectively. This debt arose in connection with the financing of the acquisition of the Company and March 2004 refinancing. Interest expense related to debt from ISG was $1.3 million for the three and nine months ended September 30, 2005 and $0 million for the three and nine months ended September 30, 2004, respectively. The accrued interest on the long-term debt payable to ISG was $1.3 million and $0 million at September 30, 2005 and December 31, 2004, respectively. Interest expense related to the advances from Mittal and its other subsidiaries was $1.3 million for the three and nine months ended September 30, 2005 and $3.9 million and $9.4 million for the three and nine months ended September 30, 2004, respectively. The accrued interest on the advances from Mittal and other subsidiaries of Mittal was $0 million and $7.0 million at September 30, 2005 and December 31, 2004, respectively. The interest on the debt payable to Ispat Inland Finance, LLC and ISG is payable on their anniversary dates, if the Company does not pay the interest when due, it is then added to the principal amount outstanding on the advance.

On January 6, 2005, the Company repaid the advances from Mittal and its other subsidiaries. The total amount of the repayment was $246.2 million which included principal payments of $240.2 million and interest payments of $6.0 million (includes $0.2 million of interest expense for January 2005).

The Company's note receivable from a related company of $15.6 million and $15.8 million at September 30, 2005 and December 31, 2004, respectively is due from Ispat Inland, L.P. Interest income on this receivable was $0.4 million and $1.1 million for the three and nine months ended September 30, 2005 and $0.7 million and $1.4 million for the three and nine months ended September 30, 2004, respectively. Amounts relate to costs associated with the financing of the acquisition of the Company by Mittal, costs incurred in relation to settlement of an interest rate collar and costs associated with the March 2004 refinancing. Payment is due on April 2, 2014 unless Ispat Inland, L.P. chooses to prepay.

The Company's payable to related companies of $50.7 million and $25.9 million at September 30, 2005 and December 31, 2004, respectively, consists of trade and other related party expenses. The Company's receivable from related companies of $44.8 million and $6.5 million at September 30, 2005 and December 31, 2004, respectively, consists of trade and other related party receivables.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At September 30, 2005 and December 31, 2004, the Company guarantees $25.6 million and $40.7 million, respectively, of long-term debt attributable to I/N Kote, one of its equity investments. Since the Company accounts for its investment in I/N Kote under the equity method, the debt which matures on January 12, 2007 is not recorded in the Company's condensed consolidated balance sheet. The Company's guarantee could be invoked in an event of default as defined in the provisions of the I/N Kote loan agreement. In addition to its 50% share of the remaining principal balance, the Company also guarantees any outstanding interest due, both of which bear interest at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank's (Mizuho Corporate Bank Limited) prime rate, plus 2%. If the Company performed on its guarantee, it would continue to own its share of I/N Kote, subject to the security interest of the Bank in the assets of I/N Kote. The terms of the guarantee require the Company to maintain a minimum tangible net worth (as defined). The Company was in compliance with this test as of September 30, 2005.

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

In 1998, the Company entered into an agreement with a third party to purchase
1.2 million tons of coke annually for approximately 15 years on a take-or-pay basis at prices determined by certain cost factors from a heat recovery coke battery facility located on land leased from the Company. The actual purchases of coke under this agreement were 0.3 million and 0.9 million tons at a cost of $61.6 million and $184.2 million for the three and nine months ended September 30, 2005 and 0.3 million and 0.9 million tons at a cost of $49.3 million and $135.7 million for the three and nine months ended September 30, 2004, respectively. Under a separate tolling agreement with another third party, the Company has committed to pay tolling charges over approximately 15 years to desulphurize flue gas from the coke battery and to convert the heat output from the coke battery to electrical power and steam. The Company advanced $30 million during construction of the project, which would have been credited against required cash payments during the second half of the energy tolling arrangement. During the fourth quarter of 2004, an agreement was reached to allow the third party to pay the Company a deposit repayment equal to $53.7 million. Upon receipt

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

of these funds, the deferred asset was eliminated and a corresponding gain of $1.2 million was recognized by the Company. As of September 30, 2005 and December 31, 2004, the estimated minimum tolling charges remaining over the life of this agreement were approximately $232 million and $254 million, respectively.

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

On June 10, 1993, the U.S. District Court for the Northern District of Indiana entered a consent decree that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the "1993 EPA Consent Decree") against, among others, Inland Steel Company (the "Predecessor Company"). The 1993 EPA Consent Decree assessed a $3.5 million cash fine, requires the Company to undertake environmentally beneficial projects costing $7 million at the Indiana Harbor Works, and requires $19 million plus interest to be spent in remediating sediment in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin ("Sediment Remediation"). The Company has paid the fine and substantially completed the environmentally beneficial projects. The Company's reserve for the remaining environmental obligations under the 1993 EPA Consent Decree totaled $28.6 million and $28.2 million as of September 30, 2005 and December 31, 2004, respectively. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation of the Company's Indiana Harbor Works site (the "Corrective Action") which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires approval by the EPA, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. The Company is presently assessing the nature and the extent of environmental contamination. Assessments under the 1993 EPA Consent Decree have been ongoing since the decree was entered and no significant new environmental exposures have been identified. It is anticipated that this assessment will cost approximately $2 million to $4 million per year over the next several years. Until the first two steps are completed, the remedial action to be implemented cannot be determined. Therefore, the Company cannot reasonably estimate the cost of, or the time required to satisfy, its obligations under the corrective action, but it is expected that remediation of the site will require significant expenditures over several years that may be material to the Company's financial position, results of operations and cash flows. Insurance coverage with respect to work required under the 1993 EPA Consent Decree is not significant.

Capital spending for pollution control projects previously authorized and presently under consideration will require expenditures of approximately $3 million in 2005 and $7 million in 2006. During the 2007 to 2009 period, it is anticipated that the Company will make annual capital expenditures of $2 million to $6 million on pollution control projects. In addition, the Company will have ongoing annual expenditures (non-capital) of $35 million to $40 million to operate and maintain air and water pollution control facilities to comply with current federal, state and local laws and regulations. The Company is involved in various environmental and other administrative or judicial actions initiated by governmental agencies. While it is not possible to predict the results of these matters, the Company does not expect environmental expenditures, excluding amounts that may be required in connection with the Consent Decree in the 1990 EPA lawsuit, or as referenced below, to materially affect the Company's financial position, results of operations and cash flows. Corrective actions relating to the EPA consent decree will require significant expenditures over the next several years that may be material to the financial position, results of operations and cash flows of the Company. At September 30, 2005 and December 31, 2004, the Company's reserves for environmental liabilities totaled $35.3 million and $36.9 million, respectively, $22.6 million and $22.1 million of which is related to the sediment remediation under the 1993 EPA Consent Decree.

In October 1996, the Company was identified as a potentially responsible party due to alleged releases of hazardous substances from its Indiana Harbor Works facility and was notified of the NRDA trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A consent decree has been negotiated, which was issued as a final order of the court in January 2005, and became effective April 1, 2005. Under the decree, the Company is to pay approximately $8.7 million in total. In the first year the Company paid approximately $1.6 million, and is to pay $1.6 million in each of the subsequent four years, plus interest. Additionally, the Company paid approximately $0.4 million in costs related to this matter. Under the terms of the

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

consent decree, the Company has, through the issuance of a Letter of Credit, provided Financial Assurance to the NRDA trustees of its ability to provide the $7.9 million Restoration Costs portion of the $8.7 million. At September 30, 2005 and December 31, 2004, the Company's reserve for the NRDA decree totaled $6.7 million and $8.7 million, respectively. The Company is engaged in ongoing negotiations with the EPA regarding a similar dollar reduction in the separate environmental reserve established for EPA Consent Decree. It is the Company's position that the Sediment Remediation and the NRDA decree address remediation of the same waterways. Management believes that the required future payments related to these matters are substantially fixed, and, accordingly, does not believe that reasonably possible losses, if any, in excess of the amounts accrued will have a material effect on the Company's financial position, results of operations and cash flows.

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

On July 2, 2002, the Company received a notice of violation ("NOV") issued by the US Environmental Protection Agency against the Company, Indiana Harbor Coke Company, L.P. ("IHCC") and Cokenergy, Inc., alleging violations of air quality and permitting regulations for emissions from the Heat Recovery Coal Carbonization facility which is owned and operated by IHCC. An amended NOV stating similar allegations was issued on August 8, 2002. A Consent Agreement and Final Order (CAFO) was entered into on September 29, 2005, which finds that there were no exceedances of the emission limits that the Company was alleged to have violated. However, the CAFO does require the other two recipients of the Notice to pay a penalty and perform a Supplemental Environmental Project. Besides continued legal compliance, there are no current or future obligations set for the Company and the matter is fully resolved as to the Company.

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

The total amount of firm commitments of the Company and its subsidiaries to contractors and suppliers in connection with construction projects primarily related to additions to property, plant and equipment, was $16.0 million and $22.0 million at September 30, 2005 and December 31, 2004, respectively.

In 1993, the Company established a partnership, PCI Associates, with a subsidiary of NIPSCO, Inc. to lease from General Electric Capital Corporation certain equipment located at the Indiana Harbor Works relating to the injection of pulverized coal into the Company's blast furnaces. The term of the lease is 18 years from the lease closing date, August 31, 1993. In 2003, NIPSCO sold its portion of PCI Associates to Primary Energy Steel LLC. Upon the failure of PCI Associates, the Indiana General Partnership, to pay certain amounts due or to perform certain duties

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONT.)

under the PCI Lease or the insolvency of any of the Primary Energy Steel LLC parties or of the Company partner, the Company will be required, so long as it is the operator of the facility, to reimburse the lessor for certain amounts due, or to perform such actions, under the lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the lease, which are the responsibility of the NiSource, Inc.. The Company could be responsible for its percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. The Company cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect the financial condition or results of operations of the Company. The Company has not recognized any liability associated with this guarantee.

The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which the Company was obligated to fund an escrow account to indemnify said producer of raw materials for the continuing availability of certain tax credits under the US Tax code, which credits extend until January 1, 2008. Contributions to the escrow were determined by the agreement and the funds were restricted from Company use while in the escrow. The Company received full recovery of $39.1 million, the escrowed amount, in April of 2001. No further contributions to the escrow are required at this time as the Company believes the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, the Company is required to repay the independent, unaffiliated producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of September 30, 2005, the Company's cumulative cost reduction due to such tax credits totaled $205.7 million, with no current carrying amount of this indemnification.

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

NOTE 8 - DERIVATIVES

The Company uses futures and swap contracts to manage fluctuations in the cost of natural gas and certain nonferrous metals, primarily zinc which is used in the coating of steel. Timing of these transactions corresponds to the expected need for the underlying physical commodity and is intended as a hedge (not as defined by SFAS No. 133) against the cost volatility of these commodities. The counterparties to these contracts are internationally recognized companies which are not considered a credit risk by the Company. Contracts generally do not extend beyond two years. At September 30, 2005 and December 31, 2004, the Company had entered into contracts for these commodities for notional amounts of $25.6 million and $108.8 million, respectively which had fair values of $24.4 million (asset) and $0.7 million (liability), respectively. For the three and nine months ended September 30, 2005, the Company recorded gains of $17.3 million and $25.1 million, respectively, and for the three and nine months ended September 30, 2004, the Company recorded gains of $13.7 million and $20.3 million, respectively, for changes in the fair value of derivative instruments not designated as a hedge (as defined by SFAS No. 133).

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

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS (CONT.)

Changes in the liability for asset retirement obligations during the first nine months of 2005 and 2004 consisted of the following (Dollars in Millions):

                             2005   2004
                             ----   ----
Balance as of January 1      $7.5   $7.0
Accretion expense             0.4    0.3
Liabilities settled            --     --
                             ----   ----
Balance as of September 30   $7.9   $7.3
                             ====   ====

NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Total research and development costs for the three and nine months ended September 30, 2005 were $3.8 million and $11.2 million respectively, and $3.1 million and $9.2 million for the three and nine months ended September 30, 2004, respectively.

NOTE 11 - PROPERTY TAX LIABILITY

For the quarter ended March 31, 2004, the Company recorded a favorable adjustment to cost of goods sold of $35.0 million due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

NOTE 12 - WORKFORCE REDUCTION

For the quarter ended June 30, 2005, the Company recorded charges of $6.8 million for severance and termination benefit costs related to workforce reductions of approximately 100 salaried non-represented employees. These charges are included in "Cost of Goods Sold" in the condensed consolidated statement of operations. The Company's accrual for the workforce reductions as of September 30, 2005 is included in "Accrued expenses and other liabilities" in the condensed consolidated balance sheets. The change in the accrual from $6.8 million at June 30, 2005 to $0.4 million at September 30, 2005 is due to cash payments to the affected employees during the third quarter.

NOTE 13 - SALES OF POLLUTION ALLOWANCES

During the three and nine months ended September 30, 2005, the Company sold 449 tons of Nitrous Oxide ("NOx") allowances for $1.1 million, and during the three and nine months ended September 30, 2004, the Company sold 0 tons and 3,432 tons of Nitrous Oxide ("NOx") allowances for $0 million and $8.6 million, respectively, which was recorded in "Other Expense (Income), net". NOx allowances sold were part of an overall bank of emission allowances and credits (collectively, "rights") owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants. As the Company evaluates its future development plans and contemporaneous environmental regulation, it may from time to time, determine that additional rights are surplus to its operations. If determined to be surplus, the Company will seek to liquidate these surplus assets.

NOTE 14 - SUBSEQUENT EVENTS

On October 3 and October 5, 2005, the Company borrowed $6.0 million and $20.0 million, respectively from Mittal Steel USA ISG, Inc. under a subordinated note agreement between the two related companies. The note is due July 20, 2010 with interest at 120% of the applicable monthly federal rates published by the Internal Revenue Service.

                   ISPAT INLAND INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 14 - SUBSEQUENT EVENTS (CONT.)

Effective January 1, 2006, the Company is eliminating health care and prescription drug coverage for the Medicare-eligible, salaried pensioners who retired after 1984 due to the availability of both medical and prescription drug coverage through Medicare.

On November 2, the Company announced the ratification of a new collective-bargaining agreement by members of the United Steelworkers at locations in Indiana and Minnesota. These agreements run through September 1, 2008.

In November, the Company agreed with its lenders to extend the maturity of its receivables revolving credit facility by three months to February 2006 and to reduce the committed amount from $200 million to $190 million.

ITEM 2.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Third Quarter 2005 to Third Quarter 2004

Steel shipments in the third quarter of 2005 of 997,315 tons decreased by 472,923 tons, or 32.2%, from the third quarter 2004 shipments of 1,470,238 tons due to weak demand across all products.

Sales revenue decreased by 38.1% to $562.5 million in the third quarter of 2005 from $909.1 million in the third quarter of 2004. The average selling price per ton decreased by 8.8 % to $564 per ton in the third quarter of 2005 from $618 per ton in the comparable 2004 period. While market prices were weaker in the third quarter of 2005 compared to the third quarter of 2004, the decrease in price was primarily due to a lower value-added mix of products sold which adversely impacted the selling price in the third quarter of 2005 compared to 2004. The product mix in the third quarter of 2005 included 38,800 tons of slabs sold to related parties with no slab sales in the third quarter of 2004. The third quarter of 2005 also included a lower percentage of coated products.

In the third quarter of 2005, the cost of goods sold decreased to $551.2 million from $660.9 million in the third quarter of 2004 primarily due to the decrease in sales volume. Compared to the third quarter of 2004, input costs increased for scrap, coal, ore, natural gas and electricity.

Selling and general administrative expenses of $9.4 million in the third quarter of 2005 decreased by $0.6 million from the third quarter of last year, mainly due to a decrease in operational value added taxes and lower corporate expense.

Depreciation expense increased by $0.6 million to $25.7 million in the third quarter of 2005 from $25.1 million due to the impact of capital expenditures.

Operating income in the third quarter of 2005 decreased by $236.9 million to a loss of $23.8 million from a profit of $213.1 million in 2004. The reduction in operating income was due to weaker sales volume and product mix, lower net realizing prices, and higher input prices.

Other income, net of $2.3 million of income in the third quarter of 2005 increased by $0.9 million from an income of $1.4 million in the third quarter of 2004, due to the sale of pollution credits in the third quarter of 2005. In the third quarter of 2005, the Company sold 449 tons of Nitrous Oxide allowances for $1.1 million. These allowances were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $21.7 million in the current quarter decreased by $9.0 million from $30.7 million in the year ago quarter due a lower level of debt partially offset by increased interest rates.

Comparison of First Nine Months of 2005 to First Nine Months of 2004

Steel shipments for the first nine months of 2005 of 3,328,539 tons decreased by 1,000,496 tons or 23.1% from the first nine months 2004 shipments of 4,329,035 tons. Decreases occurred in all finished product categories.

Sales revenue decreased by 10.8% to $2,093.0 million in the first nine months of 2005 from $2,346.6 million in the first nine months of 2004. The average selling price per ton increased by 16.0% to $629 per ton in the first nine months of 2005 from $542 per ton in the comparable 2004 period. The increase in the average selling prices was due to higher base prices, and was adversely impacted by a lower percentage of coated products and 46,700 tons of slabs in the mix of products sold.

In the first nine months of 2005, the cost of goods sold decreased to $1,742.5 million from $1,837.1 million in the first nine months of 2004. Included in the first nine months of 2004 cost is a credit of $35.0 million due to a change in the accounting estimate for property taxes for the years 2002 and 2003, resulting from the reassessment of property taxes for the year 2002. Compared to the first nine months of 2004, input costs dramatically increased for coke, coal, ore, alloys, electricity, and natural gas. Labor costs were higher in the first nine months of 2005 as compared to the first half of 2004 due to increased pension and retiree health care expense. The first nine months of 2005 also included a charge of $6.8 million for the severance costs due to a salaried workforce reduction while the first nine months of 2004 included severance costs of approximately $4.0 million.

Selling and general administrative expenses of $28.1 million for the first nine months of 2005 were $1.5 million lower than the first nine months of 2004 due to decreased operational value added taxes.

Depreciation expense increased by $1.3 million to $76.7 million in the first nine months of 2005 from $75.4 million in the first nine months of 2004 due to the impact of capital expenditures.

Operating income in the first nine months of 2005 decreased by $158.8 million to $245.7 million from $404.5 million in the first nine months of 2004. Increases in selling prices were offset by the impact of lower sales volume, the absence of the benefit of the property tax reassessment in 2004, significant increases in input costs, increased pension expense, and the higher severance charge.

Other income, net of $4.6 million of income in the first nine months of 2005 decreased by $7.3 million from income of $11.9 million in the first nine months of 2004 due to the sale of pollution credits. During the first nine months of 2005, the Company sold 449 tons of Nitrous Oxide allowances for $1.1 million as compared to the sale of 2,800 tons of Nitrous Oxide allowances for $8.6 million during the first nine months of 2004. These allowances were part of an overall bank of emission allowances and credits owned by the Company. Generally, these rights arose from actions taken by the Company or the state to reduce the emission of air pollutants.

Interest expense of $62.7 million in the first nine months of 2005 decreased by $17.5 million from $80.2 million in the first nine months of 2004 due to a lower level of debt partially offset by higher interest rates.

Liquidity

The Company's cash balance at September 30, 2005 was $13.7 million and there was an additional $299.5 million of availability under its two credit facilities, for total liquidity of approximately $313.2 million. During the first nine months, the Company utilized net cash of $65.3 million from financing activities. On January 6, 2005, the Company repaid the advances from Mittal Steel Company N.V. and its other subsidiaries. The total amount of the repayment was $246.2 million, which included principal payments of $240.2 million and interest payments of $6.0 million. In the third quarter, 2005, the Company received advances totaling $179.0 million from an affiliate, Mittal Steel USA ISG Inc., with fixed interest rates ranging from 4.63% to 5.04%. The advances are due July 20, 2010, but may be prepaid at any time without premium or penalty. The Company used these advances primarily to repay its revolving credit loans.

Cash generated by operations is our primary source of cash and, as such, future operations will have a significant impact on our cash balances and liquidity. The principal factors affecting our cash generated by operations are average net realized prices, levels of steel shipments and our operating costs per ton.

For the nine months ended September 30, 2005, net cash inflows from operations totaled $36.9 million, which is net of pension contributions of $174.7 million. Cash inflows from operations in the first nine months of 2004, were $60.4 million, which included $97.8 million of pension contributions.

Changes in working capital, defined as the change in receivables, inventories and accounts payable, generated cash of $4.8 million in the first nine months of 2005, including $47.5 million for decreased accounts receivable, partially offset by $44.1 million for decreased accounts payable. In the first nine months of 2004, changes in working capital utilized $281.2 million of cash, including $163.1 million for increased receivables and $146.1 million for increased inventories.

Cash outflows for investing activities, which consist primarily of capital expenditures, offset by distributions from joint ventures, were $38.6 million in the first nine months of 2005. In the first nine months of 2004, cash inflows for investing activities were $10.4 million. Capital expenditures were $60.3 million and $18.6 million for the first nine months of 2005 and 2004, respectively. Net distributions from joint ventures were $21.7 million and $29.0 million for the first nine months of 2005 and 2004, respectively.

Additionally, on October 5, 2005, the Company redeemed the $27.9 million principal amount of its outstanding First Mortgage 7.9% Bonds, Series R, due January 15, 2007.

Outlook

Due to an anticipated strengthening in the market in the fourth quarter of 2005, we expect an improvement in operating results for the fourth quarter compared to the third quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluations were carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Vice President, Finance and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

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

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ISPAT INLAND INC.


                                        By /s/ Vaidya Sethuraman
                                           -------------------------------------
                                           Vaidya Sethuraman
                                           Vice President, Finance
                                           and Chief Accounting Officer

Date: November 14, 2005

                                INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
 NUMBER                          DESCRIPTION                           PAGE NO.
-------                          -----------                          ----------
31.1      Certificate of Louis L. Schorsch, President & Chief
          Executive Officer of Ispat Inland Inc. Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Vaidya Sethuraman, Vice President, Finance and Chief Accounting Officer of Ispat Inland Inc.
          Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32.1      Certification of Louis L. Schorsch, President & Chief
          Executive Officer of Ispat Inland Inc. Pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Vaidya Sethuraman, Vice President,
          Finance and Chief Accounting Officer of Ispat Inland Inc.
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.